Form 10-K
period 1993-12-31
CONSOLIDATED PAPERS INC
filed 1994-03-25
CIK 23752

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1993

Commission File No. 0-1051

Consolidated Papers, Inc.
(A Wisconsin Corporation)

IRS Employer Identification No. 39-0223100

Wisconsin Rapids, Wisconsin 54495-8050
Telephone No. 715-422-3111


Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS: Common Stock, Par Value $1.00


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)          No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value on March 8, 1994 of the voting stock held by nonaffiliates of the registrant was approximately $1.19 billion, based upon the NASDAQ closing price on March 8, 1994 and an estimate that 60.0% of the stock is owned by nonaffiliates.

On March 8, 1994 there were 44,056,666 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into
Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held April 25, 1994.

PART I

Item 1. BUSINESS.

Consolidated Papers, Inc. was incorporated in Wisconsin in 1894. The company and its subsidiaries (collectively, the "Company") operate primarily in the pulp and paper industry. Operations in pulp and paper involve the manufacture and sale of enamel printing paper (also known as coated printing paper) for the printed communications industry, coated specialty papers used largely in the packaging and labeling of food and consumer products, and the manufacture of pulp for use in the manufacture of these papers. The Company also manufactures paperboard, paperboard products and corrugated products. Integrated in the business are electrical power operations, which have nominal sales to others.

There was no change in the business done by the Company during 1993.

The Company's principal product is coated printing paper. The Company is a leading producer of these papers and of coated specialty papers.

The percent of coated printing paper sales to total sales was 84.7% (1989), 84.6% (1990), 81.5% (1991), 80.7% (1992), and 79.8% (1993).

Coated printing papers are sold directly to magazine publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

DISTRIBUTION OF ENAMEL PRINTING PAPER SALES IN TONS
                             Direct
                            Publisher       Merchant
                            Accounts        And Other
              Year              %               %
              1989             62%             38%
              1990             62%             38%
              1991             62%             38%
              1992             61%             39%
              1993             56%             44%

The Company competes in the coated printing paper market and coated specialty paper market (1) by providing paper of high quality incorporating special qualities desired by its customers, (2) by pricing its products competitively, and (3) by emphasizing service to customers in the form of prompt attention to orders, prompt and reliable delivery of products to customers, and technical assistance to printers that use the Company's products.

Few paper manufacturers have unique qualities in coated papers or coated specialty papers, or unique machines or secret processes that give them a strong competitive advantage over other paper manufacturers. Because of this, price competition is a more important marketing factor during periods of excess supply of, or low demand for, this product. Unfortunately, all too often these two factors occur at once.


The Company competes in the coated printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is one of the largest manufacturers of coated printing papers in the United States, having shipped
875,715 tons of coated printing papers in 1993, which represents approximately
12% of the U.S. market for this product.  The Company's principal U.S.
competitors in this market are Blandin Paper Company, a subsidiary of Fletcher
Challenge Canada Ltd.; Boise Cascade Corporation; Bowater Incorporated;
Champion International Corporation; James River Corp.; International Paper
Company; Mead Corporation; Repap Wisconsin Inc., an affiliate of Repap
Enterprises Corporation Inc.; Pentair, Inc.; Northwest Paper Division of
Potlatch Corporation; S.D. Warren Division of Scott Paper Company; Westvaco
Corporation; and Weyerhaeuser Company.

The Company's energy sources during 1993 were:
                 Coal                      26.6%
                 Process Waste             44.8%
                 Natural Gas               13.8%
                 Electricity               14.5%
                 Petroleum products          .3%

The Company experienced no shortages of energy in 1993. The Company currently purchases 100% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, for which we are currently negotiating an extension from December 31, 1996 to December 31, 1999, and the other for Kentucky coal, which expires September 30, 1994. Coal is currently in ample supply and we anticipate no problem extending or replacing the Kentucky coal contract.

The Company is in the first year of a five-year agreement for the firm transportation of approximately 80% of its total natural gas supply.

Approximately 20% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction in supply whenever cold weather or other events decrease the amount of pipeline gas available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply.
Natural gas is currently in good supply and minimal interruption is expected in 1994.

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1993 from Company lands was the equivalent of 16% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from outside Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1993 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 1994 operations.

The Company also purchases market pulp on a regular basis and purchased 22% of the total pulp consumed by the Company's paper mills during 1993. The Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other commitments to cover substantially all of its estimated requirements in 1994.

The principal raw materials consumed in the manufacture of kraft pulp include pulpwood, chlorine, caustic soda, oxygen, hydrogen peroxide, sulfuric acid, sodium chlorate, and lime. The principal raw materials consumed in the manufacture of coated papers include kraft pulp, groundwood pulp, thermomechanical pulp, starch, soya protein, clay, calcium carbonate, latex, and titanium dioxide pigment.

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1993, the Company was able to procure adequate supplies of all principal raw materials and thus experienced no interruptions of production due to materials shortages. All raw materials remain in good supply and no interruptions of production due to materials shortages are anticipated in 1994.

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $6 million in 1993, $5.6 million in 1992, and $7 million in 1991 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, and environmental projects.

The Company is committed to complying with all state and federal environmental regulations.

Our wastewater permits expired on June 30, 1993. The Company's wastewater permit renewal applications were completed and submitted to the Wisconsin
Department of Natural Resources (WDNR) six months prior to expiration in accordance to regulatory requirements. The WDNR informed us that our wastewater permits were not renewed on schedule due to their large backlog of permit applications requiring renewal. Until our permits are renewed, all conditions and limitations of the expired permits remain in effect. The renewed permits will be public noticed for comments. If any permit conditions or limits are unreasonable, we will challenge through the adjudicatory hearing process. We expect the renewed permits will have conditions and limitations similar to our existing permits plus new nutrient and toxics monitoring requirements and limitations. The Company anticipates that its wastewater permits will be renewed in 1994. We remain in compliance with all conditions and limitations of our effective wastewater permits. The Company does not expect that compliance with its renewed wastewater permits will cause material changes in its business or effect its competitive position. The Company is unable to predict the effect of future amendments to the Clean Water Act which may require additional wastewater treatment. The Company continues to invest capital funds to upgrade wastewater treatment facilities in preparation for production increases and future regulations.

The Company submitted storm water permit applications for all applicable operations in accordance with regulatory compliance dates. The WDNR is currently reviewing storm water permit applications to determine priority of reissuance. The WDNR plans to issue general storm water permits in phases beginning in 1994. The permits will include a pollution prevention plan, may require storm water sampling and testing and may require pollution control.
The Company will define storm water permit requirements and schedule as soon as possible and implement a cost-effective strategy to comply. The storm water permit requirements are not expected to cause material changes in the Company's business or effect its competitive position.

The Company continues to implement plans to assure continued compliance with WDNR's hazardous air emissions regulations.

The Federal Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines are expected to have a significant financial impact on the paper industry. The Environmental Protection Agency proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the paper industry on December 17, 1993. These proposed regulations are commonly referred to as the "Cluster Rule." The Company's preliminary review of the proposed Cluster Rule indicates that capital expenditures of $60 million to $95 million for process and equipment changes may be required by the end of 1998. Additional annual operating costs of $20 million to $25 million may be required to comply with the Cluster Rule. The industry's national trade associations are working with Company representatives to carefully review these significant regulations. Detailed comments are being prepared seeking relief as appropriate. Comments on the proposed Cluster Rule are due by March 17, 1994. The proposed Cluster Rule is subject to change prior to final promulgation which is currently scheduled for late 1995.
Therefore, our capital and operating cost estimates are also subject to change and will be updated as required by the final Cluster Rule. Because the Company's principal competitors will also be subject to similar regulatory requirements, the Company does not expect that compliance with the Cluster
Rule will affect its competitive position.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company obtained regulatory approval to restart its ConsoGro agricultural landspreading program in 1993. The ConsoGro program began operation on November 1, 1993. The ConsoGro program reduces our dependence on landfills, and benefits the local agricultural community and environment. The Company continues to distribute wet and dry lime sludge from its Kraft pulp mill as a liming agent and for use in asphalt mixtures. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites. The Company continues to make progress in obtaining all approvals and permits to expand landfill capacity at the Water
Quality Center. At this time, the Company is unable to predict the effect of future landfill, groundwater or sediment remediation regulations.

The Company's Hazardous Materials Committee continues to ensure timely and full compliance with all regulations applicable to the purchase, transportation and disposal of hazardous materials. The committee also ensures compliance with the Department of Transportation rules regarding training of all employees who handle and transport hazardous materials.

The unintended generation of dioxin is a global concern and a challenge for the paper industry. The industry's use of elemental chlorine in the pulp-bleaching process has been linked to the formation of trace amounts of dioxins, furans, chloroform and other chlorinated organics. The Company has developed a multi-phase program to reduce the use of elemental chlorine in the pulp-bleaching process. The Company's multi-phase chlorine reduction program achieved new levels of success in 1993. Phase 1 of the chlorine-reduction program was completed in 1992 and included improved hardwood brownstock washing, increased substitution of chlorine dioxide in the first stage of pulp bleaching and use of hydrogen peroxide and oxygen in the lignin-extraction stage. Phase 2 of the chlorine-reduction program was completed in 1993 and includes the addition of softwood oxygen delignification and associated brownstock washing. The Company has been using oxygen delignification on hardwood since 1986. Phase 1 produced nondectable levels of dioxin (2,3,7,8-
TCDD) in our treated wastewater effluent and assures compliance with permit limits. Phase 2 will be optimized during 1994 with emphasis on further reducing elemental chlorine. Phase 2 is expected to reduce dioxin levels further in pulp and wastewater treatment plant sludge and also further reduce the formation of other chlorinated organics, including chloroform. Our chlorine-reduction efforts will continue. During 1994, phases 1 and 2 of the chlorine-reduction program will be optimized and the environmental results reviewed and compared to the proposed Cluster Rule. We will define technology options, implementation schedule and budget to meet future regulatory requirements and market demand. The Company continues to evaluate the technical and economical feasibility of nonchlorine bleaching if required by future regulation or the marketplace.

The Company continues to comply with its voluntary commitment to the Food and Drug Administration to reduce dioxin (2,3,7,8-TCDD) in bleached wood pulp used to manufacture food packaging to two parts per trillion or less.

During 1993, the Company settled a lawsuit brought by the United States for violation of the Company's Clean Air Act permit relating to technology-based particulate emission limits applicable to Kraft Division's lime kiln. The consent decree settling the litigation required payment of $510,000, which was paid during the fourth quarter of 1993. To remedy the violation the Company installed a $2.4 million electrostatic precipitator that will assure compliance with current and anticipated future particulate emission limits.
The consent decree also contains various operational and reporting requirements for the lime kiln that will remain in effect until October 1995.
We have developed an internal management system to assure compliance with all conditions of the consent decree.

The Company also settled a lawsuit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site (Schmalz Dump) in Harrison, Wisconsin. The Company expects to pay approximately $1.3 million to the United States as a result of this settlement. Of this amount, approximately $1 million was paid in 1993. The Company recovered a portion of this expense as a result of a 1993 settlement of its contribution action against several other defendants involved with the site. The Company also finalized an agreement with several of its insurers to cover an additional portion of its expenses at this site.

Settlement of the lime kiln air emission violation and the Schmalz Superfund cleanup are not expected to cause material changes in the Company business or affect its competitive position.

The Company remains in compliance with all provisions of emergency planning community right-to-know legislation and federal and state underground storage tank regulations. Environmental activities not only are directed at protecting the environment through pollution control, but also through pollution prevention. The Company actively participates in the Wisconsin
Paper Council's innovative pollution prevention partnership with the WDNR.
The Company is defining pollution prevention/reduction options and costs.

Internal environmental audits are intended to assure strict compliance with rapidly expanding complex environmental regulations in the most cost-effective manner.

The Company estimates current environmental operating costs to be $22.7 million annually, including depreciation of $6.8 million. In 1993, the Company spent $17.4 million on capitalized environmental improvements and will spend another $10.0 million in 1994. The Company anticipates that compliance with regulations to be promulgated to implement the Clean Air Act Amendments of 1990 will require significant capital expenditures over the next five years and will significantly increase operating costs at the Company's Kraft
Division. These costs are described in more detail in Part II, Item 7, Management's Discussion and Analysis of Liquidity and Capital Resources -
Environmental Matters. The Company attempts to recover some of its environmental expenses through increased prices of its products.

At the end of 1993 the Company employed approximately 4,800 people, essentially all of whom were full-time employees. In 1990 new four-year labor contracts were signed with five unions that currently represent approximately
3,470 employees.  The Company considers its labor relations to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

                              Officer
       Name              Age   Since           Positions
  George W. Mead         66    1971  Chairman of the Board
  Patrick F. Brennan     62    1988  President and
                                       Chief Executive Officer
  William P. Orcutt      65    1977  Vice President, Manufacturing
  Roy E. Schulz          63    1988  Vice President, Manufacturing
  Donald L. Stein        63    1988  Vice President
  James R. Kolinski      55    1993  Vice President
  Gorton M. Evans, Jr.   55    1989  Vice President, Marketing, Enamel
                                       Printing Papers
  Richard J. Kenney      53    1989  Vice President, Finance
  Carl H. Wartman        41    1990  Secretary and Corporate Attorney
  James E. Shewchuk      57    1989  Controller
  John D. Steinberg      58    1990  Treasurer

All executive officers of the Company are elected annually by the Board of Directors.

All of the executive officers of the Company, except Mr. Wartman, have served in executive or managerial positions in the Company for the past five years.
Mr. Wartman joined the Company in 1989 as Assistant Secretary. In 1990, he was elected Secretary and Corporate Attorney. Prior to his association with the Company, Mr. Wartman was a partner in the law firm of McDermott, Will &
Emery, Chicago, Illinois.

Item 2. PROPERTIES.

The Company, at the close of 1993, operated seven manufacturing plants in five municipalities. The following table describes the Company's facilities.

               No.                                Sq. Ft.
             Manufac-                           Production,  Plant
              turing         Plant                Office,    Sites
  Industry    Plants       Locations            Whse. Space (Acres)
Paper and pulp 7       3 - Wisconsin Rapids, WI)
                       1 - Biron, WI           )
                       1 - Whiting, WI         ) 6,184,591    581
                       1 - Stevens Point, WI   )
                       1 - Adams, WI           )

Equipment in operation at the close of 1993 included 15 paper machines, two continuous kraft-pulp digesters, one paperboard machine, one corrugating machine, and power production facilities with an aggregate rated capacity of 186,110 KW (with actual capacity at any time subject to boiler capacity and river flow availability for power production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 417-acre site which treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center in the Town of Linwood is a pollution-abatement facility on a 192-acre site that currently treats the effluent of two paper mills.

Available capacity utilization during 1993 was 87.8% for coated papers.
Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 316,555 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

Item 3. LEGAL PROCEEDINGS.

Kraft Division - Clean Air Act Litigation. During 1993, the Company settled a lawsuit brought by the United States for violation of certain requirements of the Company's Clean Air Act permits relating to operation of the lime kiln at the Company's Kraft Division. The consent decree settling the litigation required a payment of $510,000, which the Company paid in the fourth quarter of 1993. The consent decree also contains various operational and reporting requirements for the lime kiln which will remain in effect until October, 1995.

Schmalz Dump Superfund Site. During 1993, the Company settled a suit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site in Harrison, Wisconsin. The Company expects to pay approximately $1.3 million to the United States as a result of this settlement. The Company recovered a portion of this expense as a result of the settlement (also in 1993) of its contribution action against several other defendants involved at the site. The Company also finalized an agreement with several of its insurers to cover an additional portion of its expenses at this site.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The number of record holders of the Company's common stock as of December 31, 1993 is 7,350.

The Company's common stock is traded on the over-the-counter market and is included in the National Association of Securities Dealers Automated
Quotations (NASDAQ) National Market System (NMS) listings. The Company's symbol is CPER.

COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

                  First    Second      Third    Fourth
                 Quarter   Quarter    Quarter   Quarter    Year
1993
High           $  40.50  $   53.75 $   54.25  $   46.00 $   54.25
Low               37.50      39.00     38.50      39.50     37.50
Close             40.13      53.50     41.50      43.25     43.25
Cash dividend       .32        .32       .32        .32      1.28

1992

High            $ 44.75    $ 41.25   $ 41.75    $ 41.25   $ 44.75
Low               36.00      38.50     38.50      38.25     36.00
Close             41.00      40.00     41.25      40.25     40.25
Cash dividend       .32        .32       .32        .32      1.28

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR COMPARISON OF SELECTED
FINANCIAL DATA
FOR THE YEARS 1989 THROUGH 1993

(Dollars in thousands, except per share data)


 Year                Net Income                             Cash
 Ended                      Per     Total      Long-Term  Dividends
 Dec. 31Net Sales  Amount  Share    Assets       Debt     Per Share
 1993   $ 947,336 $  64,195$ 1.46 $ 1,467,067 $ 121,000    $ 1.28
 1992     904,232    12,359*   .28*  1,486,967  171,000      1.28
 1991     871,864    91,445  2.10   1,410,707   178,000      1.28
 1990     948,815   142,494  3.27   1,191,970      -         1.26
 1989     952,521   167,919  3.85   1,086,344      -         1.15

* 1992 amounts reflect the cumulative effect of changes in accounting principles as detailed on the Consolidated Statements of Income on page 14.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION.

Sales and Cost of Sales.

Net sales increased 4.8% in 1993 to $947 million, compared to $904 million in 1992 and $872 million in 1991. Record shipments of 1,048,000 tons were an increase of 3.3% over the previous record year of 1992. Additional shipments were possible because of the new capacity provided by the Company's two newest paper machines (No. 16 started up in the first quarter of 1992 and No. 34 started up in the fourth quarter of 1990). Gross margin as a percent of sales was 18.5% in 1993, compared with 16.2% in 1992 and 22.8% in 1991. The 1993 increase was primarily due to a mix of higher margin grades, lower costs for purchased pulp, and the elimination of $23 million of start-up costs relating to the No. 16 machine.

Plant Operations.

Groundwood-free coated shipments (Wisconsin Rapids Division) increased because the No. 16 paper machine was available the entire year 1993. Following the start-up of No. 16, the division's smallest machine (No. 11) was shut down and did not operate in 1993. In addition, the division's 12, 14, and 15 machines were down for 32, 51, and 140 days, respectively, due to lack of orders.
Overall, the division operated at 86.8% of available capacity in 1993, compared with 81.9% in 1992 and 87.6% in 1991. The U.S. industry average capacity utilization was 90.2% for groundwood-free grades in 1993, 89.7% in 1992 and 84.7% in 1991. For the third consecutive year, average selling prices declined because of excess industry capacity. Since 1990, our industry has added more than 1 million tons of free-sheet coated printing paper capacity in North America.

Lightweight enamel groundwood shipments (Biron and Wisconsin River divisions) declined primarily, due to weak demand in the second half caused by declining magazine advertising pages and increased imports. Our smallest machine
(No. 61) was down 191 days, compared with 92 days in 1992 and 244 days in 1991. The four machines at Biron Division were down for 38 days and the other two machines at Wisconsin River Division were down 30 days for lack of orders.
Overall, the groundwood mills operated at 88.4% of available capacity in 1993, compared with 94.3% and 93.1% in 1992 and 1991, respectively. The U.S.
industry average capacity utilization was 92.5% for groundwood grades in 1993 and 93.0% in 1992 and 91.2% in 1991. On average, the selling prices were up slightly in 1993, following a decline in 1992 and 1991.

Coated specialty paper shipments (Stevens Point Division) in 1993 recorded a third consecutive record year, increasing 24.3% over 1992. This followed increases of 21.5% in 1992 and 21.2% in 1991. The trend reflects the Stevens
Point Division's No. 34 machine approaching its design capacity, following its start-up in late 1990. Operations were at 99.2% of available capacity for 1993, compared with 80.1% in 1992 and 84.4% in 1991.

Paperboard products shipments decreased 4.1% in 1993. Corrugated products shipments held steady in 1993. The paperboard products and corrugated products businesses both operated in highly competitive markets and continued their marketing emphasis on producing high-value-added specialty products.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $1 million in 1993 to $62 million, compared with a $1 million decrease in 1992 and a $2 million increase in 1991. The 1993 changes are considered normal in the current environment.

Other Income and Income Taxes.

Other income (expense) decreased $2 million in 1993, following decreases of $13 million in 1992 and $7 million in 1991. Interest expense was $8 million in 1993 compared with $9 million in 1992 and zero in 1991. Interest costs prior to April 1992 were capitalized. Capitalized interest amounted to $2 million in 1992 and $7 million in 1991. In 1991, a cross-border lease on equipment for No. 34 machine resulted in a one-time reportable income of $3 million.

Effective tax rates were 41.8%, 37.9% and 37.2% in 1993, 1992 and 1991, respectively. In 1993, the Company adjusted its deferred income tax balances and current income taxes to reflect the increased federal income tax rate from 34% to 35%. The increased taxes for deferred tax liabilities at January 1, 1993, totaled $3.6 million, and the tax provision for the current year increased $1.1 million, due to the federal tax rate increase. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other than Pensions," and
No. 109, "Accounting for Income Taxes."  Details are included in Notes 2 and
5, respectively, of the Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Current Account Changes.

Accounts receivable decreased by $11 million compared with an increase of $15 million in 1992 and a decrease of $9 million in 1991. The 1993 decrease was due to reduced sales late in the fourth quarter, compared with the fourth quarter of 1992. The days' sales outstanding has not materially changed since
1987. The Company believes its collection period is well within the industry's standards. Inventory is unchanged compared to 1992. Finished goods inventory increased $3 million to allow the Company to be more responsive to customers' needs. The increase in finished goods inventory was offset by a decrease in raw materials inventory due to improved control procedures. Accounts payable decreased by $6 million for 1993 due to timing of payments.

The year-end ratio of current assets to current liabilities was 1.2:1 in 1993 and 1992, and 2.0:1 in 1991.

Capital Commitments and Spending.

At the end of 1993, authorized but uncompleted capital commitments totaled
$77 million. An $85 million 1994 approved capital budget for new projects has been authorized by the board of directors. This $85 million, plus the $77 million carryover, less the anticipated carryover of $62 million at the end of 1994, will result in planned capital spending of $100 million in 1994 and compares with expenditures of $83 million in 1993, $137 million in 1992, and $280 million in 1991. The major 1993 expenditures included $14 million for the chlorine-reduction program at the Kraft Division and $11 million for a major speed-up and rebuild of a paper machine at Wisconsin River Division.
Both 1992 and 1991 capital expenditures were buoyed by the spending for the $495 million No. 16 paper machine project that was completed in the first quarter of 1992. The 1994 authorized $85 million capital budget includes
$61 million for necessary replacement and quality projects, $14 million for high-return projects, and $10 million for environmental-control projects.

Long-Term Debt.

The Company's borrowings as of December 31, 1993 were $171 million, a decrease of $50 million after increasing $43 million in 1992 and $178 million in 1991.
Current plans are to continue to pay down the debt until it is fully repaid in 1997. Interest costs totaled almost $9 million in 1993 with $8 million charged against income in 1993, and $1 million capitalized as part of the cost of related capital projects.

Environmental Matters.

The Company has completed the second phase of a multiphase chlorine-reduction program involving equipment and process changes at our Kraft pulp mill designed to ensure full compliance with dioxin wastewater permit limitations and with Wisconsin regulations requiring best-available chloroform emission control technology. The second phase of this program was completed in November 1993. Completion of the first two phases of this program cost $35 million.

During 1993, the Company settled a lawsuit brought by the United States for violation of the Company's Clean Air Act permit relating to technology-based particulate emission limits applicable to Kraft Division's lime kiln. The consent decree settling the litigation required payment of $510,000. The
Company also settled a lawsuit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site in Harrison, Wisconsin. It is possible that the Company will be named as a potentially responsible party with respect to several other sites (probably in Wisconsin), although the Company has not been advised of any formal action regarding other sites to date. The State of Wisconsin has undertaken sediment remediation studies on various watershed systems, including the Wisconsin River and the Fox River.
Substantially all of the Company's current manufacturing operations use water from and discharge treated effluent into the Wisconsin River. The studies with respect to the Wisconsin River system are very preliminary. The Company does not know whether any action will be necessary with respect to the Wisconsin River, or whether the Company may be involved in any remediation efforts on the Wisconsin River system. The Company's Appleton Division, closed in 1982, was on the Fox River. To date, the Company has not been involved in any discussions concerning the Fox River.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations are expected to have a significant financial impact on the paper industry. The Environmental Protection Agency proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the pulp and paper industry on December 17, 1993. These proposed regulations are commonly referred to as the "Cluster Rule." The
Company's preliminary review of the proposed Cluster Rule indicates that capital expenditures of $60 million to $95 million for process and equipment changes may be required by the end of 1998. Additional annual operating costs of $20 million to $25 million may be required. The EPA's proposed Cluster
Rule is subject to change prior to final promulgation, which is scheduled for late 1995.

The management believes that the resolution of existing environmental matters will not have a material impact on the Company's result of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets                                 Consolidated Papers, Inc. and Subsidiaries



                                                                        As of December 31
(Dollars in thousands)                                         1993           1992           1991
Current Assets
Cash and cash equivalents                                   $     2,123    $     1,965    $     6,618
Accounts and notes receivable, net of reserves
  of $3,558 in 1993, $3,300 in 1992 and
  $4,255 in 1991                                                 61,321         72,013         56,672
Inventories
  Finished and partly finished products                          44,481         41,273         38,412
  Raw materials                                                  24,921         27,434         28,774
  Stores supplies                                                30,885         31,324         25,786
                                                                100,287        100,031         92,972
Prepaid expenses                                                 17,859         10,567          5,999
  Total Current Assets                                          181,590        184,576        162,261
Investments and Other Assets
Investments in affiliates, at cost plus equity
  in undistributed earnings                                      29,147         27,471         24,715
Other assets                                                     33,075         31,431         25,064
                                                                 62,222         58,902         49,779
Plant and Equipment
Buildings                                                       159,464        159,397        114,480
Machinery and equipment                                       1,674,455      1,608,066      1,170,818
                                                              1,833,919      1,767,463      1,285,298
  Less: Accumulated depreciation                                680,767        589,407        507,532
                                                              1,153,152      1,178,056        777,766
Land and riparian rights                                          7,309          7,235          7,135
Timber and timberlands, net of depletion                         21,006         20,059         19,420
Capital additions in process                                     41,788         38,139        394,346
                                                              1,223,255      1,243,489      1,198,667
                                                            $ 1,467,067    $ 1,486,967    $ 1,410,707
Current Liabilities
Current maturities of long-term debt                        $    50,000    $    50,000           -
Accounts payable                                                 33,352         39,653    $    32,593
Payroll and employee benefits                                    39,351         29,890         27,464
Income taxes                                                       -             5,207          3,464
Property taxes                                                    8,983          8,878          8,173
Other current liabilities                                        13,999         24,305         11,253
  Total Current Liabilities                                     145,685        157,933         82,947
Noncurrent Liabilities and Deferred Credits
Long-term debt                                                  121,000        171,000        178,000
Deferred income taxes                                           158,448        133,398        183,242
Postretirement benefits                                          98,776         99,575           -
Other noncurrent liabilities                                      4,110          3,458          6,391
                                                                382,334        407,431        367,633
Shareholders' Investment
Preferred stock, authorized and unissued 15,000,000 shares         -              -              -
Common stock, authorized 93,750,000 shares, par value
  $1.00 per share; issued 44,014,385 shares in 1993,
  43,826,911 shares in 1992, and 43,709,472 shares in 1991       44,014         43,827         43,709
Capital in excess of par value                                   48,770         40,448         36,084
Cumulative translation adjustment                                (2,047)        (2,004)        (1,643)
ESOP loan guarantee                                                -            (1,000)        (2,000)
Reinvested earnings                                             848,311        840,332        883,977
  Total Shareholders' Investment                                939,048        921,603        960,127
                                                            $ 1,467,067    $ 1,486,967    $ 1,410,707

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income                          Consolidated Papers, Inc. and Subsidiaries



                                                                 For the Years Ended December 31
(Dollars in thousands, except per share data)                   1993           1992           1991
Net sales                                                     $ 947,336      $ 904,232      $ 871,864
Cost of goods sold                                              772,066        758,112        673,101
  Gross profit                                                  175,270        146,120        198,763
Selling, general and administrative expenses                     62,097         60,654         61,527
  Income From Operations                                        113,173         85,466        137,236
Other Income (Expense)
Interest expense                                                ( 8,200)       ( 8,881)          -
Interest income                                                     456             20            735
Miscellaneous, net                                                4,939          4,551          7,710
  Total                                                         ( 2,805)       ( 4,310)         8,445
Income Before Provision for Income Taxes                        110,368         81,156        145,681
Provision for Income Taxes
Current                                                          24,213         22,765         45,467
Deferred                                                         21,960          7,984          8,769
  Total                                                          46,173         30,749         54,236
Net income before cumulative effect of changes
  in accounting principles                                       64,195         50,407         91,445
Cumulative effect of changes in accounting principles
  Postretirement benefits (less income tax
    benefit of $37,658 in 1992)                                    -           (59,901)          -
  Income taxes                                                     -            21,853           -
Net Income                                                    $  64,195      $  12,359      $  91,445

Net income per share before cumulative effect of
  changes in accounting principles                            $    1.46      $    1.15      $    2.10
Cumulative effect of changes in accounting principles
  Postretirement benefits                                           -            (1.37)           -
  Income taxes                                                      -              .50            -
Net Income Per Share                                          $    1.46      $     .28      $    2.10

Average Number of Common Shares Outstanding                  43,923,577     43,758,559     43,648,894


Consolidated Statements of Reinvested Earnings



                                                                 For the Years Ended December 31
(Dollars in thousands, except per share data)                   1993           1992           1991
Balance beginning of year                                     $ 840,332      $ 883,977      $ 848,398
Add - Net income                                                 64,195         12,359         91,445
Deduct - Cash dividends of $1.28 per share in 1993,
  1992, and 1991                                               ( 56,216)       (56,004)       (55,866)
Balance End of Year                                           $ 848,311      $ 840,332      $ 883,977

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flow                       Consolidated Papers, Inc. and Subsidiaries



                                                                  For the Years Ended December 31
(Dollars in thousands)                                           1993           1992          1991
Cash Flows from Operating Activities
Net Income                                                     $  64,195      $ 12,359       $ 91,445
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and depletion                                  99,560        89,463         64,935
      Undepreciated cost of plant and equipment retirements        3,277         2,984          1,952
      Undistributed earnings of affiliates                       ( 3,186)      ( 2,784)       ( 3,606)
      Deferred income taxes - cumulative effect of changes
        in accounting principles                                   -           (59,511)          -
      Deferred income taxes - current year                        21,960         7,984          8,389
      (Increase) decrease in accounts receivable                  10,692       (15,341)         9,265
      (Increase) decrease in inventories                         (   256)      ( 7,059)       (14,198)
      (Increase) decrease in prepaid expenses                    ( 4,304)      ( 4,568)            68
      Increase (decrease) in accounts payable                    ( 6,301)        7,060        (14,146)
      Increase (decrease) in current liabilities, other
        than current maturities of long-term debt and
        accounts payable                                         ( 5,845)       17,926          6,179
      Postretirement benefits - cumulative effect of change
        in accounting principles                                    -           97,559           -
      Increase (decrease) in postretirement benefits             (   799)        2,016           -
      Increase (decrease) in other noncurrent liabilities          1,652       (   250)         1,586
Net Cash Provided by Operating Activities                        180,645       147,838        151,869
Cash Flows from Investing Activities
Capital expenditures                                            ( 82,603)     (137,269)      (279,705)
(Increase) decrease in investments and other assets             (    177)     (  6,700)      (  2,908)
Net Cash Used in Investing Activities                           ( 82,780)     (143,969)      (282,613)
Cash Flows from Financing Activities
Cash dividends                                                   (56,216)     ( 56,004)      ( 55,866)
Increase (decrease) in long-term debt                            (50,000)       43,000        178,000
Common stock issued                                                8,509         4,482          3,124
Net Cash Provided by (Used in) Financing Activities              (97,707)     (  8,522)       125,258
Net increase (decrease) in cash and cash equivalents                 158      (  4,653)      (  5,486)
Cash and cash equivalents - beginning of year                      1,965         6,618         12,104
Cash and Cash Equivalents - End of Year                        $   2,123     $   1,965      $   6,618

Cash paid during the year for:
  Interest                                                     $   9,239     $  10,883      $   6,229
  Income Taxes                                                    35,476        22,930         45,365

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993, 1992 and 1991

1. Summary of Accounting Policies. Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Investments in companies in which ownership is at least
   20%, but less than a majority of the voting stock, are accounted for using the equity method. The Company operates in a single segment, which is paper and paper-related products. The Company grants credit to customers with businesses throughout the United States. A substantial portion of the Company's accounts receivable is with customers in the media and publishing industries. All receivables arising out of the normal course of business are uncollateralized. No sales to a single customer exceeded 10% of net sales in 1993, 1992 and 1991.

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value.

   Inventories - Inventories accounted for using the last-in, first-out
   (LIFO) cost method (approximately 63% in 1993, 62% in 1992 and 66% in
   1991) are stated at amounts which do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at December 31, 1993, 1992 and 1991, by $14,098,000, $12,621,000 and
   $10,739,000, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies which are accounted for on a moving average cost basis.

   Plant and Equipment - Plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

   The Company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
   Interest capitalized in 1993, 1992 and 1991 was $.7 million, $2 million and $7 million, respectively.

   The cost and related accumulated depreciation of all plant and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss is included in income.

   Maintenance and repair costs are charged to expense as incurred, and renewals and improvements which extend the useful life of the assets are added to the plant and equipment accounts.

   Start-up Costs - Start-up costs of new capital projects are charged to expense as incurred. In 1992 and 1991, approximately $23 million and $6 million, respectively, of start-up costs and capacity-related costs during the start-up period relating to the Company's No. 16 paper machine project were charged against income. There were no start-up costs in 1993.

   Timber and Timberlands - Timber and timberlands are recorded at cost, less amortization for cost of timber harvested. Amortization is computed on the unit-of-production method. Timber carrying costs are expensed as incurred.

   Accounts Payable - The Company's banking system provides for the daily replenishment of major bank accounts for check clearing requirements.
   Accordingly, there were negative book cash balances of $8 million, $9 million and $4 million at December 31, 1993, 1992 and 1991, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

   Income Taxes - Deferred income taxes have been provided to recognize the deduction of certain costs for financial reporting purposes on a basis different from that permitted for income tax purposes.

   Net Income per Share - Net income per share is based upon the weighted average number of shares outstanding during the year.

2. Employee Pension and Other Benefit Plans. The Company and its subsidiaries sponsor non-contributory pension plans covering substantially all employees. Retirement benefits are provided based on employees' years of service and earnings. Normal retirement age is 65, with provisions for earlier retirement. The Company's funding policy is to contribute amounts to the plans when deductible for income tax purposes. This policy generally includes amortization of unfunded prior service costs over a 10-year period.

   The Company's net periodic pension cost includes the following components:

                                               (In Thousands)
                                         1993      1992     1991
   Service cost-benefits earned during year$  8,045$  7,753$  7,671
   Interest cost on projected benefits   22,702    21,708   21,022
   Actual return on plan assets         (58,568)  (24,052) (50,766)
   Amortization of net asset at transition ( 2,839) ( 2,839) ( 2,839)
   Amortization of unrecognized prior
     service cost                         2,180     2,180    2,180
   Deferral of net asset gains or (losses)  29,942 ( 2,331)  27,827
   Net Periodic Pension Cost           $  1,462  $  2,419 $  5,095

The funded status of the Company's pension plans as of December 31, 1993, 1992 and 1991, based on October 31, 1993, 1992 and 1991 asset values, is as follows:

                                              (In Thousands)
                                        1993       1992     1991
   Actuarial Present Value of
     Benefit Obligation:
       Vested Benefit Obligation      $(247,690)$(215,040)$(201,152)

       Accumulated Benefit Obligation $(267,903)$(231,947)$(217,833)

   Projected benefit obligation       $(334,030)$(291,700)$(281,887)
   Plan assets at market value          420,702   366,450   347,408

   Plan assets in excess of projected
     benefit obligation                  86,672    74,750    65,521
   Unrecognized net asset at transition  (28,383) ( 31,222) ( 34,061)

   Unrecognized net gain                (80,026) ( 69,434) ( 56,579)
   Unrecognized prior service cost       23,118    25,299    27,479

   Prepaid (Accrued) Pension Cost     $   1,381 $(    607)$   2,360

   The actuarial assumptions used for determining the present value of the projected benefit obligation, as measured on December 31, 1993, 1992 and 1991, included a 7.25% discount rate in 1993, 8.0% in 1992 and 8.0% in 1991 and assumed an increase in compensation levels based on historical patterns. The decrease in the discount rate in 1993 resulted in a $20.9 million increase in the accumulated benefit obligation. The expected long-term rate of return on the market-related value of plan assets was 8.5% in 1993 and 1992 and 8.0% in 1991. Plan assets are comprised primarily of corporate and U.S. Treasury debt securities and corporate equities, including Company common stock purchased from the estate of a significant shareholder of 202,000 shares at a cost of $8 million in 1991.

   The Company provides certain medical, dental and life insurance benefits to qualifying retirees. Effective January 1, 1992, the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS)
   No. 106 "Employers' Accounting for Postretirement Benefits Other than
   Pensions." This statement requires the accrual of the cost of providing these postretirement benefits over the active service period of the employee. Effective January 1, 1992, the Company recorded the transition obligation as a cumulative effect of an accounting change. Prior to January 1, 1992, the cost of medical, dental and life coverage was expensed as incurred.

   Postretirement benefit cost for 1993 and 1992 includes the following components:

                                                  (In Thousands)
                                                  1993      1992
  Service cost - benefits earned during the year$  3,580 $  3,084
  Interest cost on accumulated postretirement
    benefit obligation                            9,234     8,034
  Total Postretirement Benefit Cost            $ 12,814  $ 11,118

 The plan's status at December 31, 1993 and 1992, was as follows:

                                                  (In Thousands)
                                                  1993      1992
  Actuarial present value of benefit obligation:
    Retirees                                   $( 57,117)$( 40,706)
    Fully eligible active participants          ( 20,265) ( 15,904)
    Other active participants                   ( 55,792) ( 48,840)
  Accumulated Postretirement Benefit Obligation$(133,174)$(105,450)

    Plan assets at market value                     -         -
    Accumulated postretirement benefit
      obligation in excess of plan assets      $(133,174)$(105,450)
    Unrecognized net loss                         20,199      -
  Accrued Postretirement Benefit Cost          $(112,975)$(105,450)

  As of December 31, 1993 and 1992, there were no plan assets.

  The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.0% as of December 31, 1993 and 1992.
  The decrease in the discount rate in 1993 resulted in a $12.1 million increase in the accumulated benefit obligation. An 8.0% annual rate of increase in the per capita cost of covered health, dental and life insurance benefits was assumed through the year 2001; the rate was then assumed to decrease to 5.5% and remain at that level thereafter. A one-percentage-point increase in the assumed postretirement benefits cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1993, by approximately $17.3 million, and the total of the service and interest cost components of postretirement benefits cost for the year then ended by approximately $2.3 million.

3.Shareholders' Investment.  In April 1989, the shareholders approved a Stock
  Option Plan providing for granting of options to directors, officers and all other nonunion employees. The plan reserves 2.5 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant. An analysis of the options outstanding and exercisable follows:

                                        1993     1992      1991
   Options outstanding, beginning of year1,361,5521,434,369  970,795
   Granted - $40.25 to $48.125 per share   13,000     -    525,341
   Exercised - $35.125 to $39.75 per share (133,160)  (48,204)  (41,670)
   Expired or canceled                 ( 20,972)  (24,613)  (20,097)
   Options Outstanding, End of Year   1,220,4201,361,552 1,434,369
   Options Available for Grant
     at December 31                   1,012,6291,004,657   980,044

   There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the board of directors. As of December 31, 1993, none of the shares had been issued.

   In February 1989, Consolidated Employees' Stock Ownership Trust obtained a $5 million loan and used the proceeds to purchase 142,000 shares of Company common stock from the estate of a significant shareholder. The
   Company guarantee of the loan was recorded as a liability and a reduction of shareholders' investment. This guarantee and the related loan have been reduced by $1 million in each of the years 1993, 1992 and 1991. The loan was completely repaid as of December 31, 1993.

   Changes in common stock outstanding and capital in excess of par value resulted from the net exercise of stock options of 132,048 shares for $4,816,000 in 1993, 42,357 shares for $1,484,000 in 1992 and 35,571 shares for $1,223,000 in 1991. As of January 1, 1991, the board of directors authorized the establishment of a Dividend Reinvestment and Stock Purchase Plan and reserved 750,000 shares of common stock for this purpose. The Company issued 69,726 shares for $3,098,000 in 1993, 75,064 shares for $2,998,000 in 1992 and 49,447 shares for $1,901,000 in 1991 under this plan. During 1993, the Company canceled 14,300 shares of treasury stock.

4. Lines of Credit and Long-Term Debt. A summary of long-term debt as of December 31 is as follows:

                                      1993       1992        1991
   Term loan from a financial institution,
   unsecured, with interest at 8.27%, due
   December 15, 1993                $        - $  50,000,000$  50,000,000

   Line of credit agreements with financial
   institutions, unsecured, with a weighted
   average interest rate of 3.25%, 3.76%
   and 4.61%, respectively            137,000,000  119,000,000   34,000,000

   Revolving credit agreements with financial
   institutions, unsecured, with a weighted
   average interest rate of 3.38%, 3.79% and
   4.83%, respectively                 34,000,000   52,000,000   94,000,000
                                      171,000,000  221,000,000  178,000,000
   Less - current maturities           50,000,000   50,000,000         -
     Total Long-Term Debt           $ 121,000,000$ 171,000,000$ 178,000,000

   The Company has $238 million in unsecured lines of credit with eight financial institutions, of which $137 million was outstanding at December 31, 1993 at a weighted average rate of 3.25% and $119 million was outstanding at December 31, 1992, at a weighted average rate of 3.76%. There are no commitment fees for these lines of credit, however, compensating balances are required in certain instances. There are no restrictions on the Company's use of these compensating balances.
   Amounts due under these lines of credit have been classified as long-term debt because the Company has the intent and the unused facilities to refinance the loans on a long-term basis.

   The Company has a $120 million unsecured revolving credit agreement with five participating financial institutions, of which $34 million was outstanding at December 31, 1993. This agreement expires March 20, 1995, and has a competitive bid loan option with varying rates of interest.
   The Company pays the banks a facility fee under these agreements, and there are no compensating balance arrangements. The weighted average interest rate on borrowings outstanding at December 31, 1993, was 3.38%.

   The debt agreements contain restrictions on net worth and other matters.
   Under the terms of the restrictions, as of December 31, 1993, the Company had $31 million available for the payment of dividends.

   As of December 31, 1993, the portion of debt expected to be repaid in the subsequent years is as follows:
1994            $ 50,000,000
1995            $ 66,000,000
1996            $ 28,000,000
1997            $ 27,000,000

   The difference between book value and fair value of the long-term debt is not material.

5. Income Taxes.  The Company adopted the provisions of SFAS No. 109 effective January 1, 1992, resulting in a gain of $21.9 million or $.50 per share.

   Provision for income taxes includes the following components:

                                       (In Thousands)
                               1993       1992       1991
        Current:
          Federal            $ 23,223   $ 22,726   $ 38,990
          State                   990         39      6,477
            Total Current      24,213     22,765     45,467

        Deferred:
          Federal              18,181      4,646      7,239
          State                 3,779      3,338      1,530
            Total Deferred     21,960      7,984      8,769

        Total Provision      $ 46,173   $ 30,749   $ 54,236

The following summarizes the major differences between the U.S. statutory tax rates and the Company's effective tax rates:

                                1993      1992       1991
          Statutory tax rates   35.0%     34.0%      34.0%
          State income taxes     4.1       4.1        4.0
          Federal rate increase  3.3        -          -
          Other items            (.6)      (.2)       (.8)

          Effective Tax Rates   41.8%     37.9%      37.2%

   Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

                                           1993              1992
     Current deferred taxes
       Gross assets                      $   9,111       $   5,654
       Gross liabilities                    (2,128)         (2,296)
         Total Current Deferred Taxes        6,983           3,358
     Non-current deferred taxes
       Gross assets                         82,180          63,225
       Gross liabilities                  (240,628)       (196,623)
         Total Non-current Deferred Taxes (158,448)       (133,398)

     Total Deferred Taxes                $(151,465)      $(130,040)

   The Company did not record any valuation allowances against deferred tax assets at December 31, 1993 and 1992.

   During 1993 and 1992, the Company was in an alternative minimum tax paying position. As of December 31, 1993, the excess of tax paid over the amount of regular tax that would have been paid was approximately
   $27.5 million. This amount may be used to reduce regular tax in future years.

   The Company adjusted its deferred income tax balances and current income taxes to reflect the increased federal income tax rate from 34 percent to 35 percent in 1993. The cumulative effect of the change in the tax rate totaled $3.6 million, or $.08 per share, for deferred tax liabilities at January 1, 1993 and $1.1 million, or $.03 per share, for the current year's tax provision.

6. Research & Development. Research and development expenses in 1993, 1992 and 1991 were approximately $6.0 million, $5.6 million and $7.0 million, respectively.

7. Commitments. As of December 31, 1993, the Company had capital expenditure purchase commitments outstanding of approximately
   $25 million.

8. Environmental Matters. The company accrues for closure and long-term care costs for its landfills over the estimated useful life of the asset.
   As of December 31, 1993, the company has accrued $2.5 million of the anticipated $3.5 million for such costs.


QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1993 and 1992:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1993
Net sales              $ 241,596  $ 260,302  $ 228,776  $ 216,662  $ 947,336
Gross profit              44,380     57,524     34,328     39,038    175,270
Net income                17,473     25,554      7,283     13,885     64,195
Net income per share         .40        .58        .17        .31       1.46

1992
Net sales              $ 217,274  $ 221,688  $ 233,114  $ 232,156  $ 904,232
Gross profit              37,417     40,195     33,274     35,234    146,120
Net income               (23,553)*   15,113     11,014      9,785     12,359*
Net income per share     (   .54)*      .35        .25        .22        .28*

Net income per share is based upon the weighted average number of shares outstanding during the period.

* 1992 amounts reflect the cumulative effect of changes in accounting principles as detailed on the Consolidated Statements of Income on page 14.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of Consolidated Papers, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1993, 1992 and 1991, and the related consolidated statements of income, reinvested earnings and cash flows (see pages 13, 14, and 15) for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1993, 1992 and
1991, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2 and Note 5 of the Notes to Consolidated Financial
Statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.

/s/ARTHUR ANDERSEN & CO.

ARTHUR ANDERSEN & CO.

Milwaukee, Wisconsin,
January 21, 1994.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen & Co.) on accounting and financial disclosure.


PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held April 25, 1994 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.

Item 11.   EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 25, 1994 and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 25, 1994 and is incorporated herein by reference.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no relationships or transactions since the beginning of the last fiscal year of the nature required to be reported under Item 13 of this Form
10-K.

PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ONFORM 8-K.

(a) The following documents are filed as a part of this Form 10-K Annual
    Report:

    1.  Financial Statements.

        Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

           Consolidated Balance Sheets As Of December 31, 1991, 1992 and
           1993.

           Consolidated Statements of Income for the Years Ended
           December 31, 1991, 1992 and 1993.

           Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1991, 1992 and 1993.

           Consolidated Statements of Reinvested Earnings for the Years
           Ended December 31, 1991, 1992 and 1993.

           Notes to Consolidated Financial Statements.

           Report of Independent Public Accountants (Arthur Andersen &
           Co.).

    2.  Financial Statement Schedules.

        The following schedules are filed as part of this Form 10-K and should be read in conjunction with the financial statements:

           Schedules V and VI - Plant and Equipment and Accumulated
           Depreciation

           Schedule VIII - Valuation and Qualifying Accounts

           Schedule IX - Short-term Borrowings

           Schedule X - Supplementary Income Statement Information

           The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, II, III, IV, VII, XI,
           XII, XIII, and XIV.

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration
Statement File No. 33-28786, and Registration Statement File No. 33-37838.


                                         /s/ARTHUR ANDERSEN & CO.
                                         ARTHUR ANDERSEN & CO.
Milwaukee, Wisconsin
March 17, 1994
(b) The following exhibits are filed as a part of this Form 10-K Annual
    Report:

     3.a.Restated Articles of Incorporation of Consolidated Papers, Inc.
         (Filed as Exhibit 3.a. to Form 10-Q for the quarter ended
         March 31, 1989 and incorporated herein by reference.)

     3.b.Bylaws of Consolidated Papers, Inc. (Filed as Exhibit 3.b. to Form
         10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.)

     9.  Mead Voting Trust Agreement dated December 20, 1986.  (Filed as
         Exhibit 9 to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.)

    10.a.Consolidated Papers, Inc. 1989 Stock Option Plan.  (Filed as
         Exhibit 10 to Form 10-Q for the quarter ended March 31, 1989 and incorporated herein by reference.)

    10.b.Consolidated Employees' Tax-saver & Investment Plan. (Filed electronically herewith.)

    10.c.Consolidated Employees' Stock Ownership Plan. (Filed electronically herewith.)

    10.d.Consolidated Salaried Employees' Retirement Plan. (Filed electronically herewith.)

    10.e.1992 Compensation Award Program description. (Filed electronically herewith.)

    10.f.1993 Compensation Award Program description. (Filed electronically herewith.)

    21.  Subsidiaries of the Registrant.  (Filed electronically herewith.)

    99.  Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
         Investment Plan for the year ended December 31, 1993 (to be filed within 180 days after the Plan's year-end).

    Exhibits 2, 4, 11, 12, 13, 16, 18, 22, 23, 24, 27 and 28 are omitted as not applicable or not required under rules of Regulation S-K.

(c) Individual financial statements of 50% or less owned companies included in the consolidated financial statements on the equity basis of accounting are not filed because those companies do not, in aggregate, constitute significant subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/ Patrick F. Brennan                                      March 17, 1994
Patrick F. Brennan, President and                                Date
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George W. Mead                                     Date March 17, 1994
George W. Mead, Chairman of the Board,
and Director

/s/ Patrick F. Brennan                                 Date March 17, 1994
Patrick F. Brennan, President and
Chief Executive Officer, and Director

/s/ Richard J. Kenney                                  Date March 17, 1994
Richard J. Kenney, Vice President, Finance
(Principal Financial Officer)

/s/ James E. Shewchuk                                  Date March 17, 1994
James E. Shewchuk, Controller

/s/ Ruth Baldwin Barker                                Date March 17, 1994
Ruth Baldwin Barker, Director

                                                       Date
James R. Bostic, Director

/s/ Wiley N. Caldwell                                  Date March 17, 1994
Wiley N. Caldwell, Director

/s/ Sally M. Hands                                     Date March 17, 1994
Sally M. Hands, Director

/s/ Bernard S. Kubale                                  Date March 17, 1994
Bernard S. Kubale, Director

/s/ D. Richard Mead, Jr.                               Date March 17, 1994
D. Richard Mead, Jr., Director

/s/ Gilbert D. Mead                                    Date March 17, 1994
Gilbert D. Mead, Director

/s/ Lawrence R. Nash                                   Date March 17, 1994
Lawrence R. Nash, Director

/s/ Glenn N. Rupp                                      Date March 17, 1994
Glenn N. Rupp, Director

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991

Schedules V and VI -Plant and Equipment and Accumulated Depreciation (Dollars in Thousands).

Analyses of the plant and equipment accounts for the years ending December 31, 1993, 1992 and 1991 are as follows:

                                                 Balance At      Additions    Retirements    Balance At
          Classification                        Dec. 31,1992      At Cost      Or Sales     Dec. 31, 1993
Nonutility:
  Land                                          $     4,888      $      87      $     13      $     4,962
  Timberlands, net of depletion                      20,059          1,254           307           21,006
  Buildings, machinery and equipment              1,737,830         77,202        11,141        1,803,891
  Capital additions in progress                      37,730          3,526          -              41,256
                                                $ 1,800,507      $  82,069      $ 11,461      $ 1,871,115

Hydroelectric utility:
  Land and riparian rights                      $     2,347           -             -         $     2,347
  Reservoirs, dams and waterways                      4,118      $     208          -               4,326
  Production plant and equipment                      8,848            112      $     10            8,950
  Transmission plant and equipment                   16,667             90             5           16,752
  Capital additions in progress                         409            124          -                 533
                                                $    32,389      $     534      $     15      $    32,908
                                                $ 1,832,896      $  82,603      $ 11,476      $ 1,904,023

                                                 Balance At      Additions    Retirements    Balance At
          Classification                        Dec. 31,1991      At Cost      Or Sales     Dec. 31, 1992
Nonutility:
  Land                                          $     4,786      $     116      $     14      $     4,888
  Timberlands, net of depletion                      19,420            903           264           20,059
  Buildings, machinery and equipment              1,256,709        491,374        10,253        1,737,830
  Capital additions in progress                     393,707       (355,977)         -              37,730
                                                $ 1,674,622      $ 136,416     $  10,531      $ 1,800,507

Hydroelectric utility:
  Land and riparian rights                      $     2,349      $       1     $       3      $     2,347
  Reservoirs, dams and waterways                      4,038            104            24            4,118
  Production plant and equipment                      8,189            671            12            8,848
  Transmission plant and equipment                   16,362            307             2           16,667
  Capital additions in progress                         639       (    230)         -                 409
                                                $    31,577      $     853     $      41      $    32,389
                                                $ 1,706,199      $ 137,269      $ 10,572      $ 1,832,896

                                                 Balance At      Additions    Retirements    Balance At
          Classification                        Dec. 31,1990      At Cost      Or Sales     Dec. 31, 1991
Nonutility:
  Land                                          $     4,585      $     201      $   -         $     4,786
  Timberlands, net of depletion                      18,437          1,224           241           19,420
  Buildings, machinery and equipment              1,145,826        121,330        10,447        1,256,709
  Capital additions in progress                     237,996        155,711          -             393,707
                                                $ 1,406,844      $ 278,466      $ 10,688      $ 1,674,622

Hydroelectric utility:
  Land and riparian rights                      $     2,340      $       9          -         $     2,349
  Reservoirs, dams and waterways                      3,852            188      $      2            4,038
  Production plant and equipment                      7,919            579           309            8,189
  Transmission plant and equipment                   14,409          2,074           121           16,362
  Capital additions in progress                       2,250       (  1,611)         -                 639
                                                $    30,770      $   1,239      $    432      $    31,577
                                                $ 1,437,614      $ 279,705      $ 11,120      $ 1,706,199

Analyses of the reserves for accumulated depreciation for the years ending December 31, 1993, 1992 and
1991 are as follows:

                                                 Balance At    Provision For   Retirements   Balance At
          Classification                        Dec. 31,1992   Depreciation     Or Sales    Dec. 31, 1993

Nonutility:
  Buildings, machinery and equipment             $ 577,648       $ 98,544        $ 8,083      $ 668,109

Hydroelectric utility                               11,759            926             26         12,659
                                                 $ 589,407       $ 99,470        $ 8,109      $ 680,768

                                                 Balance At    Provision For   Retirements   Balance At
          Classification                        Dec. 31,1991   Depreciation     Or Sales    Dec. 31, 1992
Nonutility:
  Buildings, machinery and equipment             $ 496,531       $ 88,449        $ 7,332      $ 577,648

Hydroelectric utility                               11,001            843             85         11,759
                                                 $ 507,532       $ 89,292        $ 7,417      $ 589,407

                                                 Balance At    Provision For   Retirements   Balance At
          Classification                        Dec. 31,1990   Depreciation     Or Sales    Dec. 31, 1991
Nonutility:
  Buildings, machinery and equipment             $ 440,920       $ 63,943        $ 8,332      $ 496,531

Hydroelectric utility                               10,845            809            653         11,001
                                                 $ 451,765       $ 64,752        $ 8,985      $ 507,532

Depreciation rates used by the companies are as follows:

                            Classification                           Rate
               Nonutility property -
                 Buildings                                        2.5 - 10.0%
                 Machinery and equipment                          4.4 - 20.0

               Hydroelectric utility property -
                 Reservoirs, dams and waterways                      2.3
                 Production plant and equipment                   2.60- 14.3
                 Transmission plant and equipment                 2.4 - 3.3

Schedule VIII - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1993, 1992 and 1991 are summarized as follows:

                                                                   Charges For
                                                                    Purposes
                                                    Additions       For Which
                                   Beginning         Charged       Reserve Was       Ending
                                   Balance          To Income        Created         Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1993                 $ 3,300          $ 508            $ 250          $ 3,558

               1992                 $ 4,255          $   -            $ 955          $ 3,300

               1991                 $ 4,302          $   -            $  47          $ 4,255




Schedule IX - Short-Term Borrowings (Dollars in Thousands).

                                              Weighted       Maximum         Average     Weighted
                                 Balance      Average        Amount          Amount      Average
                                   at         Interest     Outstanding     Outstanding Interest Rate
  Category of Aggregate          End of      Rate End of     During          During       During
  Short-Term Borrowing           Period        Period        Period          Period       Period
Line of credit agreement*       $ 137,000       3.25%       $ 137,000       $ 65,372       3.32%

Note:
  * $121 million of the line of credit agreement was classified as long-term debt at December 31, 1993, because the Company has the intent and unused facilities to refinance the loans on a long-term basis.



Schedule X - Supplementary Income Statement Information (Dollars in Thousands).

The following are included as deductions in the accompanying consolidated statements of income:

                                                 1993            1992              1991
            Maintenance and repairs            $ 87,092        $ 86,362          $ 82,711

Included in maintenance and repairs is an undeterminable amount of operating supplies which cannot be segregated under the Company's accounting system.

Royalties, advertising costs and taxes, other than payroll and income taxes, do not exceed one percent of total sales.  There was no depreciation and amortization of intangible assets charged to income in 1993,
1992 or 1991.

EXHIBIT 10.b. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC. FOR THE
FISCAL YEAR ENDED DECEMBER 31, 1993
                              CONSOLIDATED
                 EMPLOYEES' TAX-SAVER & INVESTMENT PLAN
                     (AS IN EFFECT JANUARY 1, 1991)

                                SECTION 1

Introduction

1.1.    Purpose.  CONSOLIDATED EMPLOYEES' TAX-SAVER & INVESTMENT PLAN (the "plan")
        is maintained by CONSOLIDATED PAPERS, INC. ("Consolidated") for eligible employees of Consolidated and those of Consolidated's United States subsidiaries which adopt the plan, with the consent of Consolidated.  Prior to January 1, 1983, the plan was known as Consolidated Salaried Employees'
        Stock Ownership Plan (the "original plan").  Effective January 1, 1983, the plan was amended and restated as a tax credit employee stock ownership plan intended to meet the requirements of such a plan under Section 409A of the
        Internal Revenue Code of 1986, as amended, (the "Code") and as a qualified profit sharing plan under Sections 401(a) and 401(k) of such Code.  The tax credit employee stock ownership portion of the plan is designed to invest primarily in common stock of Consolidated [or any common stock issued by any corporation which is a member of a controlled group of corporations which includes Consolidated within the meaning of Section 1563(a) of the
        Internal Revenue Code of 1954, determined without regard to Section
        1563(a)(4) and (e)(3)(C) thereof and as modified by Section 409(1)(4)
        thereof].  The purpose of the plan as again amended and restated is to permit eligible employees of Consolidated and adopting subsidiaries of
        Consolidated to defer receipt of current compensation under the qualified cash or deferred arrangement which forms part of the plan and to share in employer matching contributions, thereby providing for future financial security.

1.2. Effective Date, Plan Year. The original plan was established January 1, 1977 and amended and restated effective January 1, 1983. The "effective date" of the amendment and restatement of the plan as set forth herein is January 1, 1987. A "plan year" means Consolidated's taxable year for federal income tax purposes, which taxable year is the calendar year.

1.3. Employers. Consolidated and any United States subsidiary of Consolidated which adopts the plan and trust with the consent of Consolidated are sometimes referred to hereinafter collectively as the "employers" and individually as an "employer."

1.4.    Plan Administration.  Effective January 1, 1987, the plan will be administered by a Tax-Saver & Investment Board (the "Tax-Saver & Investment
        Board") consisting of four members appointed by Consolidated, as described in Section 8.  Participants will be notified of the identity of the board members and of any change in the membership of such board.

1.5.    Trustee, Trust Agreement, Trust Fund.  Funds (or stock) contributed by the employers under the plan will be held and invested in a trust fund, until distributed, by a trustee (the "trustee") appointed by Consolidated.  The trustee will act under a trust agreement between the employers and the trustee.  Participants will be notified of the identity of the trustee, and of any change in trustee.

1.6.    Examination of Plan Documents.  Copies of the plan and trust agreement, and any amendments thereto, will be made available at the principal office of each employer where they may be examined by any participant or beneficiary entitled to receive benefits under the plan.  The provisions of and benefits under the plan are subject to the terms and provisions of the trust agreement.

1.7. Notices. Any notice or document required to be given to or filed with the Tax-Saver & Investment Board shall be considered as given or filed if delivered or mailed by registered mail, postage prepaid, addressed as follows:

                       Tax-Saver & Investment Board
                       c/o Consolidated Papers, Inc.
                       P.O. Box 8050
                       Wisconsin Rapids, WI 54495-8050

1.8.    Gender and Number.  Words in the masculine gender shall include the feminine and neuter genders and, where the context admits, the plural shall include the singular, and the singular shall include the plural.

1.9.    Plan Supplements.  The provisions of the plan may be modified by supplements to the plan.  The terms and provisions of each supplement are a part of the plan and supersede the provisions of the plan to the extent necessary to eliminate inconsistencies between the plan and the supplement.

1.10. Benefits for Participants Terminating Prior to January 1, 1987. Except as otherwise specifically provided under this plan, the benefits of a participant who retired or otherwise terminated employment with the employers prior to January 1, 1987 will be determined in accordance with the terms of the plan as in effect on the date of such participant's retirement or termination of employment.

                                SECTION 2

Eligibility and Participation

2.1. Eligibility. Subject to the limitations and conditions of the plan, each employee of an employer who was an active participant in the plan immediately prior to the effective date will continue as a participant on and after that date. Each other employee of an employer will become a participant in the plan on the date he meets both of the following requirements:

        (a) He has completed one year of service (as defined in subsection 2.2); and

        (b) He does not belong to a collective bargaining unit of employees represented by a collective bargaining representative, except to the extent that an agreement between the employer and such representative extends the plan to such unit of employees.

        Each employee will be notified of the date as of which he becomes a participant and will be furnished with a summary plan description in accordance with governmental rules and regulations.  Each participant will become eligible to make income deferral contributions under subsection 2.6 on the payment date coincident with or next following the first January 1,
        April 1, July 1, or October 1 on or after the date he becomes a participant.  An employee who would be eligible to participate in the plan except for subparagraph 2.1(b) above will become a participant on the date he satisfies the conditions for participation under subparagraph 2.1(b) and will be eligible to make income deferral contributions under subsection 2.6 on the payment date coincident with or next following the first January 1,
        April 1, July 1, or October 1 on or after the date he satisfies the conditions for participation under subparagraph 2.1(b).

2.2.    Year of Service.  A "year of service" means each 12-consecutive month period commencing on the date an employee is first employed by an employer, and on each anniversary date thereof, during which he completes 1,000 hours of service (as defined below), subject to the following:

        (a) A leave of absence (as defined below) will not interrupt continuity of employment for purposes of the plan but not more than 501 hours of service will be credited to an employee for any one continuous period of leave of absence.

        (b) A period of concurrent employment with two or more employers will be considered as employment with one employer during that period and an employee's employment with any predecessor to an employer will be considered as employment with that employer.

        (c) The termination of any employee's employment with one employer will not interrupt the continuity of his employment or participation if, concurrently with or immediately after such termination, he is employed by one or more other employers.

        (d) If a former employee of the employers is re-employed by an employer before he has incurred a one-year break in service (as defined in subparagraph (f) below) his employment with the employers shall not be deemed to have terminated.

        (e) A period of employment with a controlled group member (as defined below) which is not an employer will be considered a period of employment with an employer for purposes of determining years of service. A "controlled group member" means any corporation or other trade or business which is under common control with an employer within the meaning of Sections 414(b) and 414(c) of the Internal Revenue Code of 1986.

        (f) If a former employee of the employers who has not satisfied the requirements of subparagraph 2.1(a) is re-employed by an employer after he has incurred a one-year break in service, his prior period of employment and years of service with the employers prior to such one-year break in service shall be disregarded for all purposes of the plan upon his re-employment and such employee shall be treated as a new employee for all purposes of the plan. A "one-year break in service" will be deemed to have occurred for each 12-month period (which 12-month period shall be the same period for which a year of service is computed) ending on or after the date of an employee's termination of employment during which he has completed less than 501 hours of service.

        (g) In the case of a maternity or paternity absence (as defined below) which commences on or after January 1, 1985, an employee shall be credited, for the first 12-month period (which 12-month period shall be the same period for which breaks in service are computed as described in subparagraph (f) above) in which he otherwise would have incurred a one-year break in service (and solely for purposes of determining whether such a break in service has occurred), with the hours of service which normally would have been credited to him but for such absence (or, if the Tax-Saver & Investment Board is unable to determine the hours which would have been so credited, 8 hours for each workday of absence). A "maternity or paternity absence" means an employee's absence from work because of the pregnancy of the employee or birth of a child of the employee, the placement of a child with the employee in connection with the adoption of such child by the employee, or for purposes of caring for the child immediately following such birth or placement. The board may require the employee to furnish such information as the board considers necessary to establish that the employee's absence was for one of the reasons specified above.

        An "hour of service" means each hour for which an employee is directly or indirectly paid, or entitled to payment, by an employer for the performance of duties and for reasons other than the performance of duties, including each hour for which back pay, irrespective of mitigation of damages, has been either awarded or agreed to by an employer, determined and credited in accordance with Department of Labor Reg. Sec. 2530.200b-2.

2.3.    Leave of Absence.  A leave of absence will not interrupt continuity of service or participation in the plan.  A "leave of absence" for plan purposes means a leave of absence required by law or granted by an employer on account of service in military or governmental branches described in any applicable statute granting re-employment rights to employees who entered such branches, or any other military or governmental branch designated by the employers, and also means any other absence from active employment with an employer under conditions which are not treated by it as a termination of employment including, but not limited to, vacations, holidays, maternity, illness, incapacity, or jury duty.  Leaves of absence will be governed by rules uniformly applied to all employees similarly situated.

2.4.    Re-employed Former Participant.  If a former participant in the plan is re-
        employed by an employer after incurring a one-year break in service, he will again become a participant in the plan on the date he meets the requirements of subparagraph 2.1(b) and will be eligible to make income deferral contributions under subsection 2.6 on the payment date coincident with or next following the January 1, April 1, July 1, or October 1 on or after the date he becomes a participant.

2.5.    Restricted Participation.  In the event a participant in the plan is transferred to employment with a unit of employees described in subparagraph 2.1(b) to which the plan has not been extended, he shall be treated as a participant for all purposes of the plan except that the participant shall not be entitled to defer additional amounts under the plan as provided in subsection 2.6 after the date of such transfer.  If such a participant subsequently again satisfies the requirements of subsection 2.1 of the plan, he will become an active participant in the plan on the date he meets the requirements of subsection 2.1 and will be eligible to make income deferral contributions under subsection 2.6 on the payment date coincident with or next following the January 1, April 1, July
        1, or October 1 on or after the date he becomes a participant.

2.6.    Election to Defer Compensation.  Subject to the limitations of subsection
        3.2, by writing filed with the Tax-Saver & Investment Board, a participant, if he so desires, may defer payment of a percentage (in increments of one-
        half percent) of his compensation ("income deferral contributions"), not exceeding l0 percent thereof, by electing to have such percentage withheld from his compensation and contributed to the plan on his behalf by his employer.  For plan years beginning on or after January 1, 1987, no participant may elect to make income deferral contributions for any calendar year in excess of $7,000 (or such greater amount as determined pursuant to Section 402(g)(5) of the Code).  The amounts withheld from a participant's compensation pursuant to the participant's election shall be contributed to the plan by the participant's employer and credited to his investment account(s) as provided in subsection 3.2.  A participant may elect to change the rate of his deferrals, suspend or resume such deferrals, within the limits stated above, by filing a new election with the board.  Each election under this subsection shall be made at such time, in such manner and in accordance with such rules as the board shall determine and initially shall be effective for compensation paid for pay periods beginning on or after October 1, 1983, and thereafter shall be effective for compensation paid on the first payment date coincident with or next following the January 1, April 1, July 1, or October 1 for which such election is effective.

2.7.    Compensation and Adjusted Compensation.  A participant's "compensation" for any plan year means the sum total of the adjusted compensation (as defined below) paid to him during that plan year for services rendered to the employers as an employee and the amount of any income deferral contributions made for such year under subsection 2.6.  A participant's
        "adjusted compensation" for any plan year means a participant's compensation to be reported on Internal Revenue Service Form W-2 excluding any extraordinary compensation (including, but not limited to, non-cash items, disability payments, safety shoe and clothing allowances, taxable group term life insurance, taxable moving expense reimbursements, taxable compensation relating to the exercise, sale, or other disposition of option stock, directors' fees, awards, prizes, or any other unusual compensation).
        For plan years beginning on and after January 1, 1989, no "compensation" in excess of $200,000 (or such greater amount as permitted under Section
        401(a)(17) of the Code for such plan year) shall be taken into account for purposes of the plan.

                                SECTION 3

Employer Contributions

3.1. Employer Tax Credit Contributions. All employer tax credit contributions have been made or will be made for plan years ended prior to January 1, 1987. No additional employer tax credit contributions will be made under the plan for plan years beginning on and after January 1, 1987.

3.2.    Income Deferral Contributions.  Subject to the limitations of this Section
        3, each participant may elect to have contributed to the plan on his behalf by filing an election with the Tax-Saver & Investment Board pursuant to subsection 2.6, the amount such participant has directed to have withheld from his compensation.  Such contributions shall be paid to the trustee and credited to the participant's investment account(s) in accordance with the participant's investment election filed with the board as provided in subsection 4.6, as soon as practicable after being withheld but, in any event, not later than 30 days following the end of the plan year during which such amounts are withheld.

3.3.    Matching Employer Contributions.  Subject to the limitations of this
        Section 3 and in addition to the income deferral contributions made under subsection 3.2, each employer will contribute 25 percent of the income deferral contributions made on behalf of the participant under subsections
        2.6 and 3.2. Such contributions shall be paid to the trustee and credited to the participant's investment account(s) in accordance with the participant's investment election filed with the board as provided in subsection 4.6, as soon as practicable after the end of the pay period for which such contribution is made.

3.4. Matching Employer Contributions Made From Profits. Subject to the limitations of Section 6 and the provisions of subsection 3.9, each employer's matching employer contributions for or during a plan year shall be made from net income (i.e., its net profits before federal and state taxes on income) for that plan year, or its accumulated profits (i.e., its net profits after federal and state taxes on income which have been accumulated and retained in the business), or both. An employer's income deferral contributions and matching employer contribution are conditioned on their deductibility under Section 404 of such Code and, unless an employer specifies otherwise, shall not exceed an amount equal to the maximum amount deductible on account thereof by the employer for that year for purposes of federal taxes on income.

3.5. Limitations on Income Deferrals. In no event shall the actual deferral percentage (as defined below) of highly compensated participants (as defined in subsection 3.6) for any plan year beginning on or after January 1, 1987 exceed the greater of:

        (a) The actual deferral percentage of all other participants for such plan year multiplied by 1.25; or

        (b) The actual deferral percentage of all other participants for such plan year multiplied by 2.0; provided that the actual deferral percentage of the highly compensated participants does not exceed that of all other participants by more than 2 percentage points.

        The "actual deferral percentage" of a group of participants for a plan year means the average of the ratios (determined separately for each participant in such group) of A to B where A equals the sum of:

        (c) The income deferral contributions credited to each such participant's investment accounts (as described in subsection 4.2) for such plan year, and

        (d) The matching employer contributions credited to each such participant's investment accounts (as described in subsection 4.2) for such plan year.

        and B equals the participant's "compensation" for such plan year.  For purposes of this subsection "compensation" means an employee's compensation
        (as defined in Section 414(s) of the Code), including income deferral contributions made for such year.  The Tax-Saver & Investment Board shall determine from time to time from the income deferral elections then on file with the board whether the foregoing limitation will be satisfied and, to the extent necessary to insure compliance with such limitation, shall reduce the applicable percentages of compensation to be withheld for highly compensated participants starting with the participant with the highest income deferral percentage first and reducing such percentage to the next highest deferral percentage and so on until such limitation is satisfied.
        In addition, it at any time, because of the foregoing limitations, a portion of the income deferrals withheld from a participant's compensation cannot be credited to his investment accounts, the participant shall be deemed not to have elected such income deferrals and the amount of such income deferral contributions (and any income allocable to such contributions) will be distributed to such highly compensated participant no later than two and one-half months after the close of the plan year for which such excess contribution was made.  For purposes of determining the amount of any income for a plan year attributable to any excess contributions by a highly compensated participant (as defined in subsection
        3.6) to be returned to such participant, the following formula will be used:

        (i) First, the value of his account as of the beginning of the plan year and as of the last day of the plan year shall be determined.

        (ii) Next, the gain or loss on such account shall be determined after first reducing the difference between the balance of the account as at the end of the year and the balance as at the beginning of the year by income deferral contributions made for such year.

        (iii) Next, the amount calculated under paragraph (ii) shall be multiplied by a fraction the numerator of which is the excess contributions made by the participant for such year and the denominator of which is such participant's account as of the last day of such year, reduced by the amount of any gain for such year and increased by the amount of any loss for such year.

        (iv) Finally, 10% of the amount computed in paragraph (iii) shall be multiplied by the number of calendar months from the last day of the plan year to the date such excess is returned (payments made before the 15th day of a month will be considered as made on the last day of the preceding month). The sum of the amount calculated under paragraph (iii) and this paragraph shall be the amount of income to be returned to the participant for such year.

        The actual deferred percentage of a highly compensated participant to whom the family attribution rules described in subsection 3.6 apply shall be the greater of:

        (a) The actual deferral ratio obtained by aggregating the income deferral contributions and compensation of only those family members who are highly compensated participants; or

        (b) The actual deferral ratio obtained by aggregating the income deferral contributions and compensation of all family members who are participants.

        For purposes of this subparagraph, certain former employees (as determined under Section 414(q)(9) of the Code) shall be treated as employees for purposes of determining highly compensated participants.

3.6. Highly Compensated Participants. For purposes of subsection 3.5 of the plan, a "highly compensated participant" means any participant who, during the current or immediately preceding plan year:

        (a)  Was a 5 percent owner of an employer or controlled group member;

        (b) Received annual compensation from an employer and/or controlled group member of more than $75,000;

        (c) Received annual compensation from an employer and/or controlled group member of more than $50,000 and was in the top-paid 20% of the employees; or

        (d) Was an officer of an employer and/or controlled group member receiving annual compensation greater than 150 percent of the limitation in effect under Section 415(c)(1)(A) of the Code; provided, that for purposes of this subparagraph (d), not more than 50 employees of the employer (or, if less, the greater of 3 employees or 10 percent of the employees) shall be treated as officers.

        A participant not described in (b), (c), or (d) above for the immediately preceding year will not be considered a highly compensated participant for the current plan year under (b), (c), or (d) unless such participant is included within the group of the 100 highest paid employees of the employer and controlled group members for such current year.  For purposes of this subsection "compensation" shall mean total compensation (as defined in
        Section 415(c)(3) of the Code).  If any participant is a family member of a highly compensated participant who is either a five percent owner or one of the ten most highly compensated employees with respect to any plan year, such participant will not be treated as a separate participant and compensation paid to such participant will be treated as if paid to such highly compensated participant.  A "family member" of a highly compensated participant means such participant's spouse, lineal ascendants or descendants, and the spouses of such lineal ascendants or descendants.

3.7.    Company Stock.  For purposes of the plan "company stock" means common stock of Consolidated which constitutes "employer securities" under Section
        409(1) of the code and also constitutes "qualifying employer securities"
        under Section 407(d)(5) of the Employee Retirement Income Security Act of
        1974.

3.8.    Verification of Employer Contributions.  A certificate of an independent certified public accountant selected by Consolidated shall be conclusive on all persons as to the amount of an employer's contributions under the plan for any plan year.

3.9.    No Interest in Employers.  The employers shall have no right, title, or interest in the trust fund, nor will any part of the trust fund at any time revert or be repaid to an employer, unless:

        (a) A contribution is made by such employer by mistake of fact and such contribution is returned to the employer within one year after payment to the trustee, or

        (b) A contribution conditioned on the deductibility thereof is disallowed as an expense for federal income tax purposes and such contribution (to the extent disallowed) is returned to the employer within one year after payment to the trustee.

        The amount of any contribution that may be returned to an employer pursuant to subparagraph (a) or (b) above shall be reduced by any portion thereof previously distributed from the trust fund and by any losses of the trust fund allocable thereto and in no event may the return of such contribution cause any participant's account balances to be less than the amount of such balances had the contribution not been made under the plan.

3.10.   Substitute Employer Contributions.  If because of the limitations specified in subsection 3.4, an employer is prevented from making all or any portion of its contribution under subsection 3.3 for any plan year, then so much of such contribution which the employer is prevented from making will be made by the other employers as follows:

        (a) If a consolidated federal income tax return is filed by Consolidated and the employers for such fiscal year, in such proportions as Consolidated shall specify, or

        (b) If a consolidated federal income tax return is not filed by Consolidated and the employers for that fiscal year, each employer which is so prevented from making a contribution shall contribute an amount equal to the proportion of its total net income or accumulated profits remaining after deduction of its contributions made without regard to this subparagraph which the total contributions which one or more of such employers were so prevented from making bears to the total net income or accumulated profits of the employers which were not so prevented from making such contributions, determined after deducting all contributions which would have been made by them without regard to this subparagraph.

        The provisions of this subsection shall apply only to a group of corporations which is an "affiliated group" within the meaning of Section
        1504 of the Code.  For all purposes of the plan, any contributions made by
        Consolidated or any of the employers under this subsection on behalf of an employer prevented from making all or any portion of its contribution shall be considered as having been made by the employer so prevented from making its contribution.

                                SECTION 4

Plan Accounting

4.1.    Separate Accounts.  The Tax-Saver & Investment Board will maintain a
        "company stock account" in the name of each participant which will reflect his interest in company stock contributed or purchased for his benefit by his employer as part of the tax credit contribution under subsection 3.1 of the plan made for plan years ended prior to January 1, 1987.  The Tax-Saver
        & Investment Board will maintain a separate account in the name of each participant which will reflect the contributions made by his employer for his benefit under subsection 3.2 and subsection 3.3 and his interest in each of the investment funds, if any, described in subsection 4.2.  The board may maintain such other accounts or subaccounts as it deems necessary or desirable for purposes of plan administration.  Unless the context, indicates otherwise, references in the plan to a participant's "accounts"
        means all accounts maintained in his name under the plan.

4.2. The Trust Fund and Investment Funds. The trust fund as at any date means all property of every kind then held by the trustee. As of January 1, 1987, the trust fund shall include the following "investment funds:"

        (a) Fixed Income Fund. This investment fund is invested primarily in fixed income securities of a marketable nature, the investment objective being a favorable total rate of return emphasizing income.

        (b) U.S. Government Fund. This investment fund is invested primarily in treasury bills, bonds, notes, and other evidences of indebtedness issued by the United States or any agency or instrumentality thereof.

        (c) Common Stock Fund. This investment fund is invested primarily in common stocks or debt securities convertible into common stocks of domestic and foreign corporations.

        (d) Consolidated Papers, Inc. Common Stock Fund. This investment fund will be invested in company stock.

        Consolidated may appoint investment managers to manage any of the investment funds, including the power to acquire and dispose of assets of such funds. The trustee, in its discretion, may invest part or all of the Fixed Income Fund, the U.S. Government Fund, or the Common Stock Fund in a commingled or collective trust fund which is designed for investments of the type in which such fund is to be invested and in other short-term investments.

4.3.    Allocation of Matching Employer Contributions.  Matching employer contributions under subsection 3.3 of the plan will be allocated among and credited to the investment accounts of participants as soon as practicable after the end of the pay period for which such contributions are made but not later than the time for filing the employer's federal income tax return for such year (including extensions thereof).

4.4.    Company Stock Account Adjustments.  As of each December 31 and each dividend payment date, any cash dividends received by the trustee with respect to company stock in the company stock account shall be applied by the trustee as of such date (to the extent not directed by the Tax-Saver &
        Investment Board to be used to pay any cash distribution under subsection
        5.3) to purchase additional shares of company stock at the then fair market value of such stock, which shares (including fractional shares) shall be allocated among and credited to the company stock accounts of participants, pro rata, according to the shares (including fractional shares) credited to the company stock accounts of participants on the applicable dividend record date.  Any company stock received by the trustee as a stock split or stock dividend or as a result of a reorganization or recapitalization shall be allocated and credited to the company stock accounts of participants, pro rata, according to the shares (including fractional shares) of company stock previously credited to such accounts.

4.5. Other Account Adjustments. Except as otherwise provided below, at such times during the plan year as the Tax-Saver & Investment Board may direct (an "adjustment date"), but not less than once annually on each December 31, the trustee shall adjust the amount invested by each such participant in one or more of the investment funds (referred to hereafter as an "investment account"), as follows:

        (a) First, charge or credit to the proper investment accounts all withdrawals, transfers, or distributions, one-half of the income deferral contributions, if any, under subsection 2.6 and 3.2 and one-half of the matching employer contributions, if any, under subsections 3.3 and 4.3 made since the last preceding adjustment date that have not been charged or credited previously;

        (b) Next, adjust the credit balances in the investment accounts of all participants in each investment fund upward or downward pro rata according to the credit balances so that the total of the credit balances in each fund will equal the then adjusted net worth (as defined below) of that fund as of that date;

        (c) Next, credit the remaining income deferrals not already credited under subparagraph (a) above, if any, that are to be credited as of that date pursuant to subsections 2.6 and 3.2; and

        (d) Finally, credit the remaining matching employer contributions not already credited under subparagraph (a) above, if any, that are to be credited as of that date pursuant to subsections 3.3 and 4.3.

        The "adjusted net worth" of an investment fund as of any adjustment date means the then net worth of that fund (that is, the fair market value of the assets in the fund, less liabilities other than liabilities to persons entitled to benefits under the plan) determined by the trustee, exclusive of one-half of the income deferral contributions or matching employer contributions paid to the trustee and invested in the fund but not credited to the participant's investment account as of a prior adjustment date.  The trustee may account for and make any adjustments under any investment fund in any other method or manner specified or permitted under such investment fund provided that such account adjustment is made at least once annually on each December 31.

4.6.    Investment Elections.  Each participant, by writing filed with the Tax-
        Saver & Investment Board, at least 30 days prior to any January 1, April 1,
        July 1, or October 1 may elect the respective percentages of his income deferral contributions or matching employer contributions to be allocated to and invested in each of the investment funds.  An election, once made, shall continue in effect until such election is changed or revoked by subsequent election.  If no election has been made by a participant, 100 percent of his income deferral contributions and matching employer contributions will be invested in the Consolidated Papers, Inc. Common
        Stock Fund.

4.7.    Transfers Between Investment Funds.  Subject to any restrictions on the transfer from or to a particular investment fund which may be established by the Tax-Saver & Investment Board, each participant may elect to transfer amounts credited to his account under one investment fund to his account under any other investment fund.  Such transfers (the number and frequency of which shall be established from time to time by the board) will occur as of any adjustment date or as soon as practicable thereafter provided that the participant files his transfer election in writing with the board in proper and timely fashion according to procedures established by the board for this purpose.  As soon as possible after each adjustment date, the trustee shall make appropriate account transfers in accordance with the transfer elections filed with the board in accordance with this subsection.
        Amounts allocated to company stock accounts may not be transferred to an investment fund.

4.8.    Statement of Accounts.  The Tax-Saver & Investment Board shall furnish each participant with a statement reflecting the balances in his investment accounts and in his company stock account as at each January 1, April 1,
        July 1, or October 1 (or at such dates as may be designated by the board)
        after all adjustments required under the plan have been made.  No participant, except a member of the board, shall have the right to inspect the accounts of any other participant.

4.9.    Rollovers.  With the consent of the Tax-Saver & Investment Board and in accordance with such rules as the board may establish from time to time, rollover amounts described in Section 402(a)(5) of the Code rollover contributions described in Section 408(d)(3) of the Code, and benefits of an employee under any other plan qualified under Section 401(a) of the Code may be transferred to and held by the trustee and will be credited to an account established in the name of the employee.  Any amount received by the trustee for an employee in accordance with the foregoing will be subject to all applicable accounting provisions of Section 4 until distributed in accordance with subsection 5.3 of the plan.  Such balance, as adjusted under the plan, will be fully vested and nonforfeitable.

                                SECTION 5

Nonforfeitable Rights, Voting of Shares, and Distribution

5.1.    Nonforfeitable Rights.  Subject to the provisions of subsection 3.9, each participant's accounts, as adjusted under the terms of the plan, shall at all times be fully vested and nonforfeitable.  A participant's "retirement"
        means his termination of employment with all the employers on or after attaining age 55 years.


5.2.    Voting of Company Stock.  Consolidated shall furnish to each participant who has shares of company stock credited to his company stock account or his investment account under the Consolidated Papers, Inc. Common Stock
        Fund notice of the date of each meeting of the stockholders of Consolidated at which company shares are entitled to be voted.  Such notice shall include all information provided other stockholders with respect to the exercise of voting rights and request from each participant instructions as to the voting (or the exercise of any rights other than voting rights) at that meeting of shares of company stock credited to his company stock account or in his account under the Consolidated Papers, Inc. Common Stock
        Fund.  If the participant furnishes such instructions to Consolidated within the time specified in the notification given to him, the trustee shall vote such shares (or exercise any other rights other than voting rights) in accordance with the participant's instructions.  All shares of company stock credited to participants' company stock accounts or investment accounts under Consolidated Papers, Inc. Common Stock Fund as to which the trustee does not receive voting instructions as specified above shall not be voted by the trustee.

5.3.    Distribution Upon Termination.  If a participant's employment with all of the employers is terminated on account of retirement or for any other reason, distribution of his accounts shall be made to him or, in the event of his death, to his beneficiary (as defined in subsection 5.4) as soon as practicable after the first adjustment date coincident with or next following the date on which his employment terminates after all adjustments required under the plan as of that adjustment date have been made in accordance with Section 4.  Distribution of a participant's account shall be made at the direction of the Tax-Saver & Investment Board in one lump sum or in a series of monthly, quarterly, or annual installments, of substantially equal amounts, over a reasonable period of time, as directed by the participant, not exceeding the lesser of l0 years or the joint life expectancy of the participant and his beneficiary.  If the value of a participant's accounts at the date of distribution exceeds $3,500, such participant's benefits will be distributed to the participant prior to age
        65 only with the participant's written consent.  If a participant dies after payment of his benefits has begun, the remaining portion of such benefits shall be distributed over a period not exceeding the period over which payments are being made to the participant.  If a participant dies before payment of his benefits has begun, his benefits must be distributed over a period not exceeding the greatest of:  (i) five years from the death of the participant; (ii) in the case of payments to a designated beneficiary other than the participant's spouse, the life expectancy of such beneficiary, provided payments begin within one year of the participant's death; or (iii) in the case of payments to the participant's spouse, the life expectancy of such spouse, provided payments begin by the date the participant would have attained age 70-1/2.  A participant's company stock account shall be distributed in the form of shares of company stock equal to the number of full shares credited to his company stock account and cash representing the balance of any fractional share in his account, with the fair market value of any share being determined as of the date of distribution to the participant or, the participant or his beneficiary may elect to receive the value of his company stock account in cash.  Distribution of all other amounts shall be made in cash or, in the case of a participant whose investment accounts include company stock, company stock.  By writing filed with the board, and subject to the board's approval, a participant may elect to defer distribution of his account balances but not beyond the end of the calendar year in which he attains age 70-1/2.  Distribution of a participant's benefits must begin not later than April 1 of the plan year next following the plan year in which the participant attains age 70-1/2, notwithstanding the fact that his employment has not terminated.  Until all of a participant's benefits have been distributed under the plan, all appropriate accounting provisions of
        Section 4 shall apply to the participant's accounts under the plan.  All distributions under the plan shall comply with Section 401(a)(9) of the
        Code.

5.4.    Designation of Beneficiary.  Each participant from time to time, by signing a form furnished by the Tax-Saver & Investment Board, may designate any natural or legal person or persons (who may be designated concurrently, contingently, or successively) to whom his benefits are to be paid if he dies before he receives any or all of his benefits; provided, however, that the beneficiary of a participant who is married on the date of his death shall be his surviving spouse, if any, unless the participant has designated another person as his beneficiary and the participant's spouse consents thereto in writing and such consent acknowledges the effect of the designation and is witnessed by a member of the Tax-Saver & Investment
        Board or a notary public.  A beneficiary designation form and any spousal consent will be effective only when filed with the board while the participant is alive and will cancel all beneficiary designation forms previously filed with the board.  If a deceased participant who was not married on the date of his death failed to designate a beneficiary as provided above, or if the deceased participant's spouse or other beneficiary designated by him dies before him or before complete payment of the participant's benefits, the board, in its sole discretion, may direct that the participant's benefits be paid to:

        (a) The legal representative or representatives of the estate of the last to die of the participant, his spouse, and any natural person chosen as the participant's designated beneficiary or, if the estate has been closed, to

        (b) One or more of the participant's relatives by blood, adoption, or marriage and in such proportions as the board determines.

        The term "designated beneficiary" as used in the plan means the natural or legal person or persons (including a trustee or other legal representative acting in a fiduciary capacity) designated by a participant as his beneficiary in the last effective beneficiary designation form filed with the board under this subsection. The term "beneficiary" as used in the plan means the natural or legal person or persons to whom a deceased participant's benefits are payable under this subsection.

5.5.    Hardship Withdrawals.  A participant, with the consent of the Tax-Saver &
        Investment Board, may elect to withdraw all or any portion of the net credit balance in his investment accounts provided that the withdrawal is necessary because of a hardship causing immediate and heavy financial needs on the participant and the participant certifies to the Tax-Saver &
        Investment Board that such withdrawal does not exceed the amount required to meet such immediate financial need and not reasonably available from other resources of the participant, including the borrowing from commercial sources on reasonable commercial terms, reimbursement or compensation by insurance or otherwise, reasonable liquidation of assets, cessation of income deferral contributions to the plan or loans from the plan.  Such withdrawal shall not exceed the value of such accounts as of the adjustment date coincident with or next preceding the date of withdrawal.  Each such election shall be in writing, shall be filed with the board at such time and in such manner as the board shall determine, and shall be effective in accordance with such rules as the board shall establish from time to time.
        A hardship causing immediate and heavy financial needs shall include amounts necessary to enable the participant to meet any extraordinary expenses incurred on account of accident, sickness, disability, or other financial emergency affecting him or any of his dependents, to provide for his post-secondary education or the post-secondary education of his dependents, or to make a capital investment (as defined below) in his principal residence.  A "capital investment" in a participant's principal residence shall include payment on the purchase price, payments of principal on a mortgage on such residence or payments for initial construction or improvement of, or constructions of additions to, a residence actually occupied or to be occupied by the participant, but shall not include any expenditures for nonstructural capital items.  A participant may not withdraw any portion of his company stock account and, beginning January 1, 1989, may not withdraw an amount greater than the sum of (i) the amount of his income deferral contributions made after January
        1, 1989 plus (ii) amounts credited to his account as at December 31, 1988 and any amounts credited to his account under subsection 4.9.

5.6.    Pre-Termination Distributions.  By writing filed with the Tax-Saver &
        Investment Board, and subject to the board's approval, a participant who has attained age 59-1/2 may irrevocably elect that the entire net credit balance in his investment accounts (after any adjustments required under the plan have been made) be distributed to him as soon as practicable thereafter by payment in a lump sum.  A distribution to a participant under this subsection shall immediately be charged to such participant's account but shall not prohibit the participant from continuing to participate in the plan.  A participant may not receive distribution of any portion of his company stock account under this subsection.

5.7. Loans to Participants. While it is the primary purpose of the plan to provide benefits for participants when they terminate employment with the employers, the Tax-Saver & Investment Board, pursuant to such rules as the board may from time to time establish, may direct the trustee to make a loan to a participant from the participant's account up to an amount to be determined in accordance with subparagraph (e) below as of any January 1, April 1, July 1, or October 1 and after all adjustments to such accounts have been made, subject to the following terms and conditions:

        (a) Loans will only be permitted for "hardship" cases described in subsection 5.5 and each request for a loan must be by written application filed with the board, on a form provided by the board, not less than 15 days prior to such January 1, April 1, July 1, or October 1. Each such loan shall be effective on such date.

        (b) Each loan shall be evidenced by a written note in a form approved by the board and shall provide for reasonable rate of interest as defined in subparagraph (c) below. Such loan shall provide that principal and interest will be payable on at least a quarterly basis during a repayment period which shall not extend beyond the earlier of five years or a participant's anticipated termination of employment; provided, however, that such five-year limit shall not apply to any loan used to acquire any dwelling unit which within a reasonable time is to be used (determined at the time the loan is made) as the principal residence of the participant. The minimum principal amount of any loan permitted under the plan will be $1,000. Each such loan shall be repaid by payroll deduction.

        (c) The interest rate each loan shall bear will be set by the board at an effective annual percentage rate that provides the plan with a return commensurate with the interest rates charged by persons in the business of lending money for loans under similar circumstances.

        (d) Each loan shall be secured by a pledge of up to one-half of the participant's vested account balances under the plan.

        (e) The total amount of any loan made to a participant shall not exceed the lesser of:

             (i)     $50,000, reduced by the excess (if any) of:

                     (A) The highest outstanding balance of any loan made during the 1-year period ending immediately preceding the date of the loan over

                     (B)  The outstanding balance on the date of the loan; and

             (ii) The sum of the participant's income deferral contributions under the plan and any amounts held in an account under subsection 4.9, after all adjustments to such accounts have been made; and

             (iii) One-half of the participant's vested account balances, including any amounts held in an account under subsection
                     4.9 of the plan.

        (f) The amount of any loan made to a participant from his account will be considered an investment account invested in a Loan Fund and will be charged against the participant's investment accounts in the other investment funds as of the next preceding adjustment date as directed by the participant. The credit balance in the account of each participant invested in the Loan Fund shall be adjusted upward as of each accounting date to reflect the interest paid by each such participant under such participant's loan to the trustee since the last preceding accounting date. Participants may direct the Tax-Saver & Investment Board as to which of the investment funds such loan is to be charged and if so provided for by the board, as to which investment fund repayment of principal and interest on such loan is to be credited in accordance with subsection 4.7 of the plan. Otherwise, principal and interest will be credited to the U.S. Government Fund.

        (g) To the extent permitted by law, if there is a default in the payment of principal or interest on a loan, the board shall treat such default as a hardship distribution under the plan at the accounting date coincident with or next following the date of such default. In any event, if upon a participant's termination of employment, any loan made to him or any portion thereof, together with accrued interest thereon, remains unpaid, the total of the unpaid balance of such loans and accrued interest thereon shall be deemed distributed to the participant and charged against his account before distribution of the participant's account balance is made to the participant.

                                SECTION 6

Limitations on Contributions

6.1 Contribution Limitations. For each plan year beginning with the plan year commencing January 1, 1987, the "annual addition" (as defined below) to a participant's accounts under this plan shall not exceed the lesser of:

        (a) $30,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue); or

        (b)  25 percent of the participant's compensation for such plan year.

        The term "annual addition" for any plan year beginning with the plan year commencing January 1, 1987 means the sum of the following amounts credited to a participant's accounts under such plan for that year:

        (c)  Employer contributions;

        (d)  Participant's contributions, if any; and

        (e)  Forfeitures.

        The annual addition to a participant's accounts under this plan will be reduced by the amount of annual additions credited to such participant's accounts under any other defined contribution plan maintained by the employers or controlled group members.  If for any plan year the amount allocable to any participant under the plan would exceed the maximum annual addition, such excess amount shall be reduced by returning part, or (if necessary) all, of the matching employer contributions and then the income deferral contributions credited to the participant's investment accounts during the plan year.

6.2.    Combined Benefit Limitations.  If a participant in this plan also is a participant in a defined benefit pension plan maintained by an employer or controlled group member, the aggregate benefits payable to, or on account of, him under both plans will be determined in a manner consistent with
        Section 415 of the Internal Revenue Code of 1954.  Accordingly, in general, there will be determined with respect to this plan and the defined benefit plan a fraction indicating the ratio of (i) the participant's benefit under each of said plans to (ii) the maximum plan benefits (as adjusted pursuant to Section 415(e) of such Code) that could be provided for him in accordance with said Section 415.  For the purpose of determining such fractions, all defined contribution plans maintained by the employers and controlled group members in which the participant participates shall be aggregated and all defined benefit plans maintained by the employers and controlled group members in which the participant participates shall also be aggregated.  If the sum of such fractions determined with respect to the participant for any plan year exceeds 1.0, then the annual addition for the participant under this plan for the plan year shall be reduced to the extent necessary as provided in subsection 6.1 before any reduction is made in the defined benefit pension plan.

                                SECTION 7

General Provisions

7.1.    Interests Not Transferable.  The interests of persons entitled to benefits under the plan are not subject to their debts or other obligations and, except as may be required by the tax withholding provisions of the Internal
        Revenue Code or any state's income tax act or pursuant to a qualified domestic relations order as defined in Section 414(p) of the Internal
        Revenue Code, may not be voluntarily or involuntarily sold, transferred, alienated, assigned, or encumbered.

7.2. Facility of Payment. When a participant or other person entitled to benefits under the plan is under a legal disability or, in the Tax-Saver & Investment Board's opinion, is in any way incapacitated so as to be unable to manage his financial affairs, the board may direct that such participant's or person's benefits be distributed to his legal representative or to a relative or friend of such person for his benefit, or the board may apply the benefits of such person in any manner that the board may select which is consistent with the plan and permitted by law.

7.3. Absence of Guaranty. The Trustee, the Tax-Saver & Investment Board, and the employers do not in any way guarantee the trust fund from loss or depreciation. The employers do not guarantee any payment to any person. The liability of the board and the trustee to make distribution under the plan is limited to the available assets of the trust fund.

7.4.    Employment Rights.  The plan does not constitute a contract of employment, and participation in the plan will not give any employee the right to be retained in the employ of the employers, nor any right or claim to any benefit under the plan, unless such right or claim has specifically accrued under the terms of the plan.

7.5.    Litigation by Participants or Other Persons.  To the extent permitted by law, if a legal action begun against an employer, the Tax-Saver &
        Investment Board (or any member thereof), or the trustee by or on behalf of any person with respect to benefits under the plan results adversely to that person, or if a legal action arises because of conflicting claims to a participant's or beneficiary's benefits, the cost to any employer, the board (or any member thereof), or the trustee of defending the action will be charged to the extent possible to the sums, if any, that were involved in the action or were payable to the participant or beneficiary concerned.

7.6. Evidence. Evidence required of anyone under the plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

7.7.    Action by Employers.  Any action required or permitted of an employer under the plan shall be by resolution of its Board of Directors or by a duly authorized committee of its Board of Directors, or by a person or persons authorized by resolution of its Board of Directors or such committee.

7.8. Review of Benefit Determinations. The Tax-Saver & Investment Board will provide notice in writing to any participant, beneficiary, or other person whose claim for benefits under the plan is denied and the board shall afford such participant, beneficiary, or other person a full and fair review of its decision, if so requested, in accordance with governmental rules and regulations.

7.9. Waiver of Notice. Any notice required under the plan may be waived by the person entitled to notice.

7.10. Controlling Law. Except to the extent superseded by federal law, the laws of Wisconsin shall be controlling in all matters relating to the plan.

7.11.   Determination of Fair Market Value.  The fair market value of company stock on any particular date shall be determined in accordance with paragraph
        III-2 of the trust or under any other method required under regulations adopted by the Internal Revenue Service.  In the event an employer contribution is made in company stock, the value of such stock shall be equal to the fair market value, as determined in good faith and in accordance with regulations prescribed by the Internal Revenue Service.

7.12. Statutory References. Any reference in the plan to a section of the Internal Revenue Code, of the Employee Retirement Income Security Act of 1974, or to a section of any other federal law, shall include any comparable section or sections of any future legislation that amends, supplements, or supersedes that section.

7.13. Severability. In the event any provision of the plan is held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of the plan, and the plan shall be construed and enforced as if such illegal and invalid provision had never been incorporated in the plan.

7.14. Fiduciary Responsibilities. Each fiduciary with respect to the plan shall discharge his duties with respect to the plan solely in the interest of plan participants and their beneficiaries and with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of like character and with like aims.

7.15. Withholding. The trustee shall withhold for federal income tax purposes from any distributions or withdrawals made under the plan such amounts as are required under Internal Revenue Service regulations.

7.16.   Leased Employees.  A leased employee (as defined below) shall not be eligible to participate in the plan.  A leased employee means any person who is not an employee of an employer but who has provided services to an employer of the type which have historically (within the business field of the employers) been provided by employees on a substantially full-time basis for a period of at least 1 year pursuant to an agreement between an employer and a leasing organization.  The period during which a leased employee performs services for an employer shall be taken into account for purposes of subsection 2.2 of the plan unless (i) such leased employee is a participant in a money purchase pension plan maintained by the leasing organization which provides a nonintegrated employer contribution rate of at least l0 percent (l0%) of compensation, immediate participation for all employees, and full and immediate vesting and (ii) leased employees do not constitute more than 20 percent (20%) of the employer's nonhighly compensated work force.

                                SECTION 8

The Tax-Saver & Investment Board

8.1. Membership. A Tax-Saver & Investment Board consisting of 4 members (who may but need not be employees of an employer) shall be appointed by Consolidated. The Secretary of Consolidated shall certify to the trustee from time to time the appointment to (and termination of) office of each member of the board and the person who is selected as secretary of the board.

8.2. Board's General Powers, Rights, and Duties. Except as otherwise specifically provided, and in addition to the powers, rights, and duties specifically given to the Tax-Saver & Investment Board elsewhere, in the plan and the trust agreement, the board shall have the following powers, rights, and duties:

        (a) To select a secretary, if it believes it advisable, who may but need not be a board member.

        (b) To determine all questions arising under the plan, including the power to determine the rights or eligibility of employees or participants and any other persons to benefits under the plan, and the amount of their benefits under the plan, and to remedy ambiguities, inconsistencies or omissions.

        (c) To adopt such rules of procedure and regulations as in its opinion may be necessary for the proper and efficient administration of the plan and as are consistent with the plan and trust agreement.

        (d) To enforce the plan in accordance with the terms of the plan and the trust agreement and the rules and regulations adopted by the board as above.

        (e) To direct the trustee as respects payments or distributions from the trust fund in accordance with the provisions of the plan.

        (f) To furnish the employers with such information as may be required by them for tax or other purposes in connection with the plan.

        (g) To employ agents, attorneys, accountants or other persons (who also may be employed by the employers) and to allocate or delegate to them such powers, rights, and duties as the board may consider necessary or advisable to properly carry out administration of the plan, provided that such allocation or delegation and the acceptance thereof by such agents, attorneys, accountants or other persons, shall be in writing.

8.3. Manner of Action. During a period in which two or more board members are acting, the following provisions apply where the context admits:

        (a) A board member by writing may delegate any or all of his rights, powers, duties, and discretions to any other member, with the consent of the latter.

        (b) The board members may act by meeting or by writing signed without meeting, and may sign any document by signing one document or concurrent documents.

        (c) An action or a decision of a majority of the members of the board as to a matter shall be as effective as if taken or made by all members of the board.

        (d) If, because of the number qualified to act, there is an even division of opinion among the board members as to a matter, a disinterested party selected by the board shall decide the matter and his decision shall control.

        (e) Except as otherwise provided by law, no member of the board shall be liable or responsible for an act or omission of the other board members in which the former has not concurred.

        (f) The certificate of the secretary of the board or of a majority of the board members that the board has taken or authorized any action shall be conclusive in favor of any person relying on the certificate.

8.4. Interested Board Member. If a member of a board also is a participant in the plan, he may not decide or determine any matter or question concerning distributions of any kind to be made to him or the nature or mode of settlement of his benefits unless such decision or determination could be made by him under the plan if he were serving on the board.

8.5.    Resignation or Removal of Board Members.  Any member of the board may be removed by Consolidated at any time by giving 10 days' prior written notice to him and the other members of the board.  A member of the board may resign at any time by giving 10 days' prior written notice to Consolidated and the other members of the board.  Consolidated may fill any vacancy in the membership of the board provided, however, that if a vacancy reduces the membership of the board to less than three, such vacancy shall be filled as soon as practicable.  Consolidated shall give prompt written notice thereof to the other members of the appropriate board.  Until any such vacancy is filled, the remaining members may exercise all of the powers, rights, and duties conferred on the board.

8.6.    Information Required by Board.  Each person entitled to benefits under the plan shall furnish the board with such documents, evidence, data, or information as the board considers necessary or desirable for the purpose of administering the plan.  The employers shall furnish the board with such data and information as the board may deem necessary or desirable in order to administer the plan.  The records of the employers as to an employee's or participant's period of employment hours of service, termination of employment and reason therefor, leave of absence, re-employment, and compensation will be conclusive on all persons unless determined to the board's satisfaction to be incorrect.

8.7. Uniform Rules. The board shall administer the plan on a reasonable and nondiscriminatory basis and shall apply uniform rules to all persons similarly situated.

8.8.    Board's Decision Final.  Subject to applicable law, any interpretation of the provisions of the plan and any decisions on any matter within the discretion of the board made by the board in good faith shall be binding on all persons.  A misstatement or other mistake of fact shall be corrected when it becomes known and the board shall make such adjustment on account thereof as it considers equitable and practicable.

                                SECTION 9

Amendment, Termination, and Plan Merger

9.1.    Amendment.  While the employers expect and intend to continue the plan,
        Consolidated reserves the right to amend the plan from time to time, except as follows:

        (a) The duties and liabilities of the Tax-Saver & Investment Board under the plan shall not be changed substantially without its consent; and

        (b) Except as provided in subsection 3.9, under no condition shall any amendment result in the return or repayment to any employer of any part of the trust fund or the income therefrom, or result in the distribution of the trust fund for the benefit of anyone other than participants and any other persons entitled to benefits under the plan.

9.2.    Termination.  Subject to the provisions of the next sentence, Consolidated may terminate the plan at any time by giving advance written notice  of the termination to the Tax-Saver & Investment Board, the trustee and other employers.  If the plan is terminated as to all participants (or if there is a partial termination of the plan as respects some participants), the accounting provisions of the plan shall continue to apply to the extent appropriate so that distribution of participants' benefits may be made to them after their termination of employment with the employers in accordance with subsection 5.3.

9.3. Plan Merger or Consolidation. In no event shall there be any merger or consolidation of this plan with, or transfer of assets or liabilities of this plan to, any other plan unless each participant in the other plan would (if the other plan were then terminated) receive a benefit immediately after the merger, consolidation, or transfer which is equal to or greater than the benefit the participant would have been entitled to receive immediately before the merger, consolidation, or transfer (if the plan had then been terminated).

9.4. Notice of Amendment, Termination or Plan Merger. Participants affected thereby will be notified of an amendment, termination, plan merger or consolidation within a reasonable time.

                              SUPPLEMENT A

Special Rules When Plan is Top-Heavy

A-1.    Purpose and Effect.  The purpose of this Supplement A is to comply with the requirements of Section 416 of the Internal Revenue Code of 1986.  The
        provisions of this Supplement A shall apply for each plan year in which the plan is a "top-heavy plan" within the meaning of Section 416(g) of the
        Internal Revenue Code.

A-2.    Top-Heavy Plan.  In general, the plan will be a top-heavy plan for any plan year if, as of the last day of the preceding plan year (the "determination date"), the sum of amounts in (a), (b), and (c) below for key employees (as defined below and in Section 415(i)(1) of the Internal Revenue Code)
        exceeds 60 percent of the sum of such amounts for all employees who are covered by a defined contribution plan or defined benefit plan which is aggregated in accordance with paragraph A-4 below:

        (a)  The aggregate account balances of participants under this plan.

        (b) The aggregate account balances of participants under any other defined contribution plan included in paragraph A-4.

        (c) The present value of cumulative accrued benefits of participants under any defined benefit plan included in paragraph A-4.

        In making the foregoing determination (i) a participant's account balances shall be increased by the aggregate distributions, if any, made with respect to the participant during the 5-year period ending on the determination date, (ii) the account balances of a participant who was previously a key employee, but who is no longer a key employee, shall be disregarded, (iii) the accounts of a beneficiary of a participant shall be considered accounts of the participant and (iv) the account balances of a participant who has not performed services for an employer during the 5-year period ending on the determination date shall be disregarded.

A-3.    Key Employee.  In general, a "key employee" is an employee who, at any time during the 5-year period ending on the determination date, is or was:

        (a) An officer of an employer or controlled group member receiving annual compensation greater than 50 percent of the limitation in effect under Section 415(b)(1)(A) of the Internal Revenue Code; provided that for purposes of this subparagraph (a), no more than 50 employees of the employer and the controlled group members (or if lesser, the greater of 3 employees of 10 percent of the employees) shall be treated as officers;

        (b) One of the ten participants receiving annual compensation of more than the limitation in effect under Section 415(c)(1)(A) of the Internal Revenue Code and owning the largest interests in an employer in excess of a 0.5 percent interest;

        (c)  A 5 percent owner of an employer; or

        (d) A 1 percent owner of an employer receiving annual compensation from the employers and all other controlled group members of more than $150,000.

        For purposes of this Supplement A, the term "compensation" shall mean compensation within the meaning of Section 1.415-2(d) of the Internal Revenue Code.

A-4. Aggregation of Plans. Each other defined contribution plan and defined benefit plan maintained by the employers or controlled group members which covers a "key employee" as a participant or which is maintained by the employers or controlled group members in order for a plan covering a "key employee" to be qualified shall be aggregated in determining whether this plan is top-heavy.

A-5.    Minimum Employer Contribution.  For any plan year in which the plan is a top-heavy plan, the employer contribution credited to each participant who is not a key employee shall not be less than 3 percent of such participant's compensation for that year.  In no event, however, shall the employer contribution credited in any year to a participant who is not a key employee (expressed as a percentage of such participant's compensation)
        exceed the maximum employer contribution credited in that year to a key employee (expressed as a percentage of such key employee's compensation up to $200,000).  Income deferral contributions made under subsection 3.2 shall not be treated as an employer contribution.

A-6. Maximum Compensation. For any plan year in which the plan is a top-heavy plan, a participant's compensation in excess of $200,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue for that plan year) shall be disregarded for purposes of determining an employer's contribution made under subsections 3.2 and 3.3 of the plan.

A-7. No Duplication of Benefits. If the employer and controlled group members maintain more than one plan, the minimum contribution otherwise required under paragraph A-5 above may be reduced in accordance with regulations of the Secretary of the Treasury to prevent inappropriate duplication of minimum benefits or contributions.

A-8.    Adjustment of Combined Benefit Limitations.  For any plan year in which the plan is a top-heavy plan, the determination of the defined benefit plan fraction and defined contribution plan fraction under subsection 6.2 of the plan shall be adjusted in accordance with the provisions of Section 416(h)
        of the Internal Revenue Code.

A-9. Use of Terms. All terms and provisions of the plan shall apply to this Supplement A, except that where the terms and provisions of the plan and this Supplement A conflict, the terms and provisions of this Supplement A shall govern.

EXHIBIT 10.c. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC. FOR THE
FISCAL YEAR ENDED December 31, 1993

                              CONSOLIDATED
                     EMPLOYEES' STOCK OWNERSHIP PLAN

                                SECTION 1

Introduction

1.1. Purpose.  CONSOLIDATED EMPLOYEES' STOCK OWNERSHIP PLAN (the plan is maintained by Consolidated Papers, Inc. ("Consolidated") for eligible employees of
     Consolidated and those of Consolidated's United States subsidiaries which adopt the plan, with the consent of Consolidated.  The purposes of the plan are to permit eligible employees of Consolidated and adopting subsidiaries of
     Consolidated to own common stock of Consolidated.  The plan is designed as an employee stock ownership plan and is intended to meet the requirements of a stock bonus plan under Sections 401(a) and 4975(e)(7) of the Internal Revenue
     Code of 1986, as amended, (the "Code") designed to invest primarily in common stock of Consolidated [or any common stock issued by any corporation which is a member of a controlled group of corporations which includes Consolidated within the meaning of Section 1563(a) of the Internal Revenue Code of 1986,
     determined without regard to Sections 1563(a)(4) and (e)(3)(C) thereof and as modified by Section 409(1)(4) thereof].

1.2. Effective Date, Plan Year. The "effective date" of the plan as set forth herein is January 1, 1987. A "plan year" means Consolidated's taxable year for federal income tax purposes, which taxable year is the calendar year.

1.3. Employers.  Consolidated and any United States subsidiary of Consolidated which adopts the plan and trust with the consent of Consolidated are sometimes referred to hereinafter collectively as the "employers" and individually as an
     "employer."

1.4. Plan Administration.  The plan will be administered by an employees' stock ownership board (the "employees' stock ownership board") consisting of four members appointed by Consolidated, as described in Section 8.  Participants will be notified of the identity of the board members and of any change in the membership of such board.

1.5. Trustee, Trust Agreement, Trust Fund.  Funds (or stock) contributed by the employers under the plan will be held and invested in a trust fund, until distributed, by a trustee (the "trustee") appointed by Consolidated.  The trustee will act under a trust agreement between the employers and the trustee.  Participants will be notified of the identity of the trustee, and of any change in trustee.

1.6. Examination of Plan Documents.  Copies of the plan and trust agreement, and any amendments thereto, will be made available at the principal office of each employer where they may be examined by any participant or beneficiary entitled to receive benefits under the plan.  The provisions of and benefits under the plan are subject to the terms and provisions of the trust agreement.

1.7. Notices.  Any notice or document required to be given to or filed with the employees' stock ownership board shall be considered as given or filed if delivered or mailed by registered mail, postage prepaid, addressed as follows:

                     Employees' Stock Ownership Board
                     c/o Consolidated Papers, Inc.
                     P.O. Box 8050
                     Wisconsin Rapids, WI 54495-8050

1.8. Gender and Number.  Words in the masculine gender shall include the feminine and neuter genders and, where the context admits, the plural shall include the singular, and the singular shall include the plural.

1.9. Plan Supplements. The provisions of the plan may be modified by supplements to the plan. The terms and provisions of each supplement are a part of the plan and supersede the provisions of the plan to the extent necessary to eliminate inconsistencies between the plan and the supplement.
                                SECTION 2

Eligibility and Participation

2.1. Eligibility. Subject to the limitations and conditions of the plan, each employee of an employer will become a participant in the plan on January 1, 1987, or on the first July 1 or January 1 thereafter coincident with or next following the date he meets both of the following requirements:

   (a) He has completed one year of service (as defined in subsection 2.2); and

   (b) He does not belong to a collective bargaining unit of employees represented by a collective bargaining representative, except to the extent that an agreement between the employer and such representative extends the plan to such unit of employees.

   Each employee will be notified of the date as of which he becomes a participant and will be furnished with a summary plan description in accordance with governmental rules and regulations. An employee who would be eligible to participate in the plan on the applicable July 1 or January 1, except for subparagraph 2.1(b) will become a participant on the date he satisfies the conditions for participation under subparagraph 2.1(b).

2.2.   Year of Service.  A "year of service" means each 12 consecutive month period commencing on the date an employee is first employed by an employer, and on each anniversary date thereof, during which he completes 1,000 hours of service (as defined below), subject to the following:

   (a) A leave of absence (as defined below) will not interrupt continuity of employment for purposes of the plan but not more than 501 hours of service will be credited to an employee for any one continuous period of leave of absence.

   (b) A period of concurrent employment with two or more employers will be considered as employment with one employer during that period and an employee's employment with any predecessor to an employer will be considered as employment with that employer.

   (c) The termination of any employee's employment with one employer will not interrupt the continuity of his employment or participation if, concurrently with or immediately after such termination, he is employed by one or more other employers.

   (d) If a former employee of the employers is re-employed by an employer before he has incurred five consecutive one-year breaks in service (as defined in subparagraph (f) below) his employment with the employers shall not be deemed to have terminated.

   (e) A period of employment with a controlled group member (as defined below) which is not an employer will be considered a period of employment with an employer for purposes of determining years of service. A "controlled group member" means any corporation or other trade or business which is under common control with an employer within the meaning of Sections 414(b) and 414(c) of the Internal Revenue Code of 1986, as amended, including any corporation described in Section 409(1)(4) of the Code.

   (f) If a former employee of the employers who is not vested with respect to his share account is re-employed by an employer after he has incurred five consecutive one-year breaks in service, his prior period of employment and years of service with the employers prior to such break shall be disregarded for all purposes of the plan upon his re-employment if his consecutive number of one year breaks in service equal or exceed his years of service and such employee shall be treated as a new employee for all purposes of the plan.  A "one-year break in service" will be deemed to have occurred for each 12-month period (which 12-month period shall be the same period for which a year of service is computed) ending on or after the date of an employee's termination of employment during which he has completed less than
       501 hours of service.

   (g) In the case of a maternity or paternity absence (as defined below), an employee shall be credited, for the first 12-month period (which 12-month period shall be the same period for which a break in service is computed as described in subparagraph (f) above) in which he otherwise would have incurred a one-year break in service (and solely for purposes of determining whether such a break in service has occurred), with the hours of service which normally would have been credited to him but for such absence (or, if the stock ownership board is unable to determine the hours which would have been so credited, 8 hours for each work day of such absence).  A "maternity or paternity absence" means an employee's absence from work because of the pregnancy of the employee or birth of a child of the employee, the placement of a child with the employee in connection with the adoption of such child by the employee, or for purposes of caring for the child immediately following such birth or placement.  The board may require the employee to furnish such information as the board considers necessary to establish that the employee's absence was for one of the reasons specified above.

   An "hour of service" means each hour for which an employee is directly or indirectly paid, or entitled to payment, by an employer for the performance of duties and for reasons other than the performance of duties, including each hour for which back pay, irrespective of mitigation of damages, has been either awarded or agreed to by an employer, determined and credited in accordance with
   Department of Labor Reg. Sec. 2530.200b-2.

2.3.   Leave of Absence.  A leave of absence will not interrupt continuity of service or participation in the plan.  A "leave of absence" for plan purposes means a leave of absence required by law or granted by an employer on account of service in military or governmental branches described in any applicable statute granting re-employment rights to employees who entered such branches, or any other military or governmental branch designated by the employers, and also means any other absence from active employment with an employer under conditions which are not treated by it as a termination of employment including, but not limited to, vacations, holidays, maternity, illness, incapacity or jury duty.  Leaves of absence will be governed by rules uniformly applied to all employees similarly situated.

2.4.   Re-employed Former Participant.  If a former participant in the plan is re-
       employed by an employer before incurring five consecutive one-year breaks in service or after incurring five consecutive one-year breaks in service if the provisions of subparagraph 2.2(f) do not apply, he will again become a participant in the plan on the date he meets the requirements of subparagraph 2.1(b).

                                SECTION 3

Employer Contributions

3.1. Aggregate Employer Contribution. For each plan year, Consolidated shall specify either the employers' aggregate contribution to be made under the plan for that year or a definite basis or formula by which the contribution can be determined within a reasonable time after the end of that plan year. Consolidated shall designate the plan year on account of which the contribution is made. Notwithstanding the foregoing, for any plan year in which a share purchase loan (as defined in subsection 5.1) to the trustee remains outstanding, the employers shall make a minimum contribution to the trustee equal to the amount required to enable the trustee to make payment of the principal and interest due under such loan for such year, after application of any amounts pursuant to subparagraph 5.6(b) have been made toward such payment. Except as otherwise provided under the preceding sentence, contributions may be made in cash or Consolidated stock (as defined in subsection 7.1) having an aggregate fair market value equal to such amount.

3.2. Individual Employer Contribution. For each plan year, each employer will contribute to the trustee that portion of the aggregate contribution established for such plan year under subsection 3.1 which the compensation paid by such employer during such plan year to participants employed by it and entitled to share in its contribution for such year bears to the total of the compensation paid by all employers during such plan year to participants entitled to share in such employers' contributions for the year.

3.3.   Limitations on Employer Contributions.  An employer's contribution for a plan year (other than the minimum contribution described in subsection 3.1 above) is conditioned on its deductibility under Section 404 of the Internal
       Revenue Code of l986.  An employer's contribution shall comply with the contribution limitations set forth in subsections 5.16, 5.17, and 5.18.
       Unless an employer specifies otherwise, or unless the contribution is a minimum contribution described in subsection 3.1 above, an employer's contribution shall not exceed an amount equal to the maximum amount deductible on account thereof by the employer for that year for purposes of federal taxes on income.

3.4.   Payment of Employer Contributions.  Each employer's contribution under the plan for any plan year shall be due on the last day of that plan year and, if not paid by the end of that year, shall be payable to the trustee as soon as practicable thereafter, without interest, but no later than the time prescribed by law for filing the employer's federal income tax return for such year, including extensions thereof.

3.5.   Verification of Employer Contributions.  If for any reason an employer decides to verify the correctness of any amount of calculation relating to its contribution for any plan year, the certificate of an independent accountant selected by the employer as to the correctness of any such amount or calculation shall be conclusive on all persons.

3.6. No Interest in Employers. The employers shall have no right, title or interest in the trust fund, nor shall any part of the trust fund revert or be repaid to the employers, directly or indirectly, unless:

   (a) The Internal Revenue Service initially determines that the plan does not meet the requirements of Sections 401(a) and 4975(e)(7) of the Internal Revenue Code of 1986, as amended, in which event the assets of the trust fund shall be returned to the employers within one year of the date of denial of qualification; or

   (b) A contribution is made by an employer by mistake of fact and such contribution is returned to the employer within one year after payment to the trustee; or

   (c) A contribution conditioned on the deductibility thereof is disallowed as an expense for federal income tax purposes and such contribution (to the extent disallowed) is returned to the employer within one year after the disallowance of the deduction.

   The amount of any contribution that may be returned to an employer pursuant to subparagraph (b) or (c) above shall be reduced by any portion thereof previously distributed from the trust fund and by any losses of the trust fund allocable thereto, and in no event may the return of such contribution cause any participant's share account to be less than the amount of such balance had the contribution not been made under the plan.

                               SECTION 4

Period of Participation

4.1. Settlement Date. A participant's "settlement date" will be the date on which his employment with all the employers is terminated because of the first to occur of the following:

   (a) Normal or Late Retirement.  The date of the participant's retirement on or after attaining age 65 years (his "normal retirement age").  A participant's right to his account balances shall be nonforfeitable on and after his normal retirement age.

   (b) Early Retirement. The date of the participant's retirement on or after attaining age 55 years (his "early retirement age").

   (c) Death.  The date of the participant's death.

   (d) Resignation or Dismissal. The date the participant resigns or is dismissed from the employ of all the employers before he attains his normal or early retirement age.

4.2. Restricted Participation. If (i) payment of all of a participant's account balances is not made at his settlement date of (ii) a participant no longer meets the requirements of subparagraph 2.1(b), the participant or his beneficiary will be treated as a participant for all purposes of the plan, except as follows:

   (a) Except as specifically provided in subsection 5.9, the participant will not share in employer contributions and remainders (as defined in subsection 6.3) after his settlement date or based on any compensation paid for any period he failed to meet the requirements of subparagraph 2.1(b).

   (b) The beneficiary of a deceased participant cannot designate a beneficiary under subsection 6.6.

   If a participant whose participation in the plan is restricted for the reason specified in (ii) above subsequently satisfies the requirements of subparagraph
   2.1(b) for participation, he will again become an active participant in the plan on the date he satisfies such requirements.

                                SECTION 5

Accounting

5.1.   Trust Fund and Plan Accounts.  The "trust fund" as at any date will consist of all property of any kind then held by the trustee.  The employees' stock ownership board shall maintain two separate accounts in the trust fund:  (i)
       an "unallocated share account" to which shall be credited the shares of
       Consolidated stock acquired by the trustee with the proceeds of any loan (a
       "share purchase loan") prior to the transfer of such shares to the
       "allocated share account" and (ii) an "allocated share account" which will reflect all shares of Consolidated stock held in the trust fund which are not credited to the unallocated share account.  The employees' stock ownership board also may maintain or cause to be maintained other accounts as it considers advisable.

5.2. Participant Accounts. The employees' stock ownership board will maintain a separate share account in the name of each participant which will reflect his interest in the allocated share account. Unless the context clearly implies or indicates to the contrary, the term "account" as used in the plan, means all accounts maintained in a participant's name under the plan.

5.3.   Accounting Dates.  A "regular accounting date" is any March 31, June 30,
       September 30, and December 31.  A "special accounting date" is any date designated as such by the employees' stock ownership board and a special accounting date occurring under subsection 11.3.  The term "accounting date"
       includes a regular accounting date and a special accounting date.  The term
       "accounting period" means the period beginning on the day immediately following an accounting date and ending on the next accounting date.

5.4. When Employer Contributions Considered Made. For purposes of Section 5, an employer's contribution under the plan for any plan year or accounting period will be considered to have been made on the last day of that plan year or accounting period, respectively, regardless of when paid to the trustee.

5.5. Application of Employer Contributions. As of each accounting date, the employer's contributions for the accounting period ending on that date will be applied as follows:

   (a) Employer Contributions Applied to Share Purchase Loan. As of each regular accounting date occurring on the last day of an accounting period during which principal and interest are outstanding on any share purchase loan, employer contributions shall be applied (to the extent then required) to payment of such principal and interest and shares of Consolidated stock acquired with the proceeds of such loan shall be transferred from the unallocated share account to the allocated share account as follows:

       (i) If the loan provides for annual payments of principal and interest at a cumulative rate that is not less rapid at any time than level annual payments of such amount for 10 years, the number of shares to be transferred (based on the average cost of such shares than held in the unallocated share account) shall be equal to the amount of payment of principal paid on the loan for such accounting period, provided, that:
            (a) the interest paid on such loan may be disregarded only to the extent that such interest would be determined to be interest under standard loan amortization schedules; and (b) this subparagraph (i) shall not be applicable if by reason of renewal, extension or refinancing of such loan, such renewal, extension or refinancing has caused the sum of the expired duration of such loan and the renewal period, extension period or the duration of the new loan to exceed 10 years.

       (ii) If the loan does not meet the requirements of subparagraph (i) above, the number of shares to be transferred shall be determined by multiplying: (a) the total number of shares held in the unallocated share account which were acquired with the proceeds of the loan; by
            (b) a fraction, the numerator of which shall be the amount of principal and interest paid on the loan for such accounting period and the denominator of which shall be the sum of the numerator plus the principal and interest to be paid in all future accounting periods (determined without regard to any possible renewals or extensions on such loan). If the interest rate under the loan is variable, then for purposes of this subparagraph (ii), interest to be paid in future accounting periods shall be determined by using the rate in effect at the end of the current accounting period.

       Notwithstanding the above, an additional number of shares shall be transferred from the unallocated share account to the allocated share account as of the regular accounting date occurring on the last day of the plan year so that the aggregate number of shares transferred as of all accounting dates during that plan year is not less than the number of shares that would have been so transferred for that plan year if there had been just one accounting date during that plan year and if that accounting date were on the last day of the plan year.

   (b) Employer Contributions Not Applied to Share Purchase Loan.  As of the
       regular accounting date ending any accounting period during which an employer's contribution is in excess of the amount applied to the principal and interest on a share purchase loan or, if no loan is then outstanding, the employer's contribution for that accounting period (or that portion thereof not applied to payment of principal and interest on the loan) shall be used by the trustee to acquire shares of Consolidated stock if the shares are then available and the shares and any shares contributed by the employer for that accounting period shall be credited to the allocated share account.
       If shares of Consolidated stock are not available, the employer contribution may be invested as described in subsection 5.11.

5.6.   Application of Dividends and Other Income.  Dividends paid on shares of
       Consolidated stock held in the trust fund and other income of the trust fund shall be applied as follows:

   (a) Dividends on Allocated Shares.  Cash dividends received on shares of
       Consolidated stock held in the allocated share account which were not acquired with a share purchase loan (and are not attributable to shares acquired with a share purchase loan) shall be applied to purchase additional shares of Consolidated stock and the shares so purchased shall be allocated to the accounts holding shares on which the dividends used to acquire the shares were paid.  Cash dividends received on shares of Consolidated stock held in the allocated share account acquired with a share purchase loan (or attributable to shares acquired with a share purchase loan) shall be applied by the trustee as soon as practicable after the receipt thereof toward payment of any principal required or permitted to be paid on any share purchase loan; and the number of shares of Consolidated stock (based on the average cost of such shares then held in the unallocated share account)
       attributable to the dividends so applied shall be transferred to the allocated share account.  If no such loan is then outstanding (or if such dividends are in excess of the amount applied as a payment of principal on such loan), such dividends (or the portion thereof not applied to principal payments) shall be applied as soon as practicable after receipt thereof to the acquisition of shares of Consolidated stock, which shares shall be credited to the allocated share account or, in the sole discretion of the employees' stock ownership board, may be paid to participants to whom such shares of Consolidated stock are allocated under subsection 5.2.

       Dividends paid in stock on shares of Consolidated stock held in the allocated share account shall be credited to that account.

   (b) Dividends on Unallocated Shares.  Cash dividends paid on shares of
       Consolidated stock held in the unallocated share account received on the
       Consolidated stock in the unallocated share account (i) shall be applied as soon as practicable after the receipt thereof to reduce the employer's minimum contribution under the plan (as determined in accordance with subsection 3.2) and when so applied will be treated, for purposes of subparagraph 5.5(a), as though they were employer contributions under subsection 3.2; or (ii) shall be applied to reduce the principal and interest outstanding on any share purchase loan as soon as practicable after the receipt thereof after the employer's minimum contribution under subsection 3.1 has been applied under subparagraph 5.5(a) above, as determined by the employees' stock ownership board in its sole discretion.

       Dividends paid in stock on shares of Consolidated stock held in the unallocated share account shall be credited to that account, and the average cost per share of Consolidated stock held in such account shall be appropriately adjusted.

   (c) Other Income.  Other income received by the trustee with respect to assets held in the trust fund shall be applied in the same manner and treated as though it were cash dividends paid on Consolidated stock under subparagraphs
       (a) and (b) above.

5.7. Adjustment and Crediting of Participant Accounts. As of each accounting date, the employees' stock ownership board shall:

   (a) First, charge to the proper accounts all payments or distributions made since the last preceding accounting date that have not been charged previously;

   (b) Next, allocate the shares of Consolidated stock attributable to dividends and other income in accordance with subsection 5.8; and

   (c) Finally, allocate the shares of Consolidated stock attributable to employer contributions and remainders in accordance with subsection 5.9.

5.8.   Allocation of Consolidated Stock Attributable to Dividends and Other Income.
       As of each accounting date, the shares of Consolidated stock transferred or credited under subparagraph 5.6(a) to the allocated share account since the last preceding accounting date shall be allocated to the accounts of participants, pro rata, according to the number of shares of Consolidated stock credited to their respective accounts.

5.9.   Allocation of Consolidated Stock Attributable to Employer Contributions and
       Remainders.  Subject to subsection 5.15, as of each regular accounting date, the shares of Consolidated stock transferred or credited under subsection
       5.5 to the allocated share account as of that date, plus the remainders, if any, to be allocated as of that date in accordance with subsection 6.3, will be allocated to the accounts of active participants who are employed by the employer on that date, pro rata, according to the compensation (as defined in subsection 5.10) paid to them, respectively, by the employer during the calendar year next preceding the plan year ending on that date.

5.10. Compensation. A participant's "compensation" for any plan year means the participant's total cash compensation, exclusive of discretionary bonuses, for services rendered to the employers. For plan years beginning on and after January 1, 1989, no "compensation" in excess of $200,000 (or such greater amount as permitted under Section 401(a)(17) of the Code for such plan year) shall be taken into account for purposes of the plan.

5.11.  Temporary Cash Accounts.  Although it is intended that any cash contributed to or arising from employer contributions to the trust fund will be applied to pay principal and interest due on share purchase loans or to purchase additional Consolidated stock as provided in the plan, it is recognized that there may be instances when the trustee determines that all available cash in the trust fund cannot be so applied, due to the terms of a share purchase loan or the marketability of Consolidated stock.  In such instances, the trustee shall segregate such cash from the other assets in the trust fund and shall invest such cash, to the extent practicable, in short-term securities or cash equivalents having ready marketability.  As of the accounting date coincident with or next following the segregation of cash described above, the employees' stock ownership board shall establish a temporary cash account in the name of each participant and shall allocate and credit such segregated cash to the temporary cash accounts of participants and adjust such temporary cash accounts thereafter in an appropriate manner to be established by the board.  As soon as practicable, amounts held in participants' temporary cash accounts shall be applied in the same manner as employer contributions toward the release or acquisition of Consolidated stock which stock shall be allocated to participants'
       accounts as provided in subsection 5.9.

5.12. Splits of Shares and Capital Reorganizations. Shares of Consolidated stock received by the trustee as a result of a stock split, reorganization or recapitalization shall be credited to the unallocated or allocated share account in proportion to the number of Consolidated shares in such accounts and appropriate adjustments shall be made in all participants' accounts so that the interests of each participant immediately after any such split, reorganization or recapitalization are the same as such interests immediately before such event.

5.13.  Share Records.  The employees' stock ownership board shall maintain, or cause to be maintained, records as to the number and cost of shares of
       Consolidated stock acquired, purchased or transferred in accordance with the provisions of this Section 5.

5.14.  Statement of Accounts.  As soon as practicable after each regular accounting date, the employees' stock ownership board will provide each participant with a statement reflecting the condition of his account under the plan as of that date.  No participant, except a person authorized by the board, shall have the right to inspect the records reflecting the account of any other participant.

5.15. Special Allocation Rule. Notwithstanding the provisions of subparagraph 5.6(b), if as of any accounting date, after any principal or interest payments then due on a share purchase loan have been made, there remain unapplied any cash dividends received by the trustee which are attributable to Consolidated stock held in the unallocated share account or any other income received with respect to the assets in such account, the amount of such remaining cash dividends and other income may be held in the unallocated share account until the next following accounting date for application as of that date in accordance with the terms of the plan.

5.16. Contribution Limitations. Subject to subsection 5.17, for each plan year, the "annual addition" (as defined below) to a participant's accounts under this plan and under any other defined contribution plan maintained by the employers in which he participates shall not exceed the lesser of:

   (a) The sum of:

       (i) $30,000 (or, if greater, 1/4 of the dollar limitation in effect under Section 415(b)(1)(A) of the Internal Revenue Code for the calendar year which begins with or within that plan year); and

       (ii) If the provisions of subsection 5.18 are applicable, the lesser of:

            (A)  The amount determined under subparagraph (i) above, or

            (B) The amount of Consolidated stock contributed by the employers (or purchased with cash contributed by the employers) to the trust and allocated to the participant's account for such plan year; or

   (b) 25 percent of the participant's compensation (as defined in Section 415 of the Code) during that plan year.

   The term "annual addition" for any plan year means the sum of the following amounts credited to a participant's accounts for that year:

   (a) That portion of the employer contribution (other than any portion of the employer contribution used to pay interest on a share purchase loan if subsection 5.18 is applicable) allocated and credited to his accounts for that year;

   (b) Remainders (other than remainders attributable to Consolidated stock acquired with the proceeds of a share purchase loan if subsection 5.18 is applicable); and

   (c) Participant contributions, if any, made for such year.

   Annual additions under any other defined contribution plan shall be limited before annual additions under this plan are limited.  Any employer contributions which cannot be allocated to a participant because of the foregoing limitations shall be applied to reduce employer contributions in succeeding plan years, in order of time.

5.17.  Combined Benefit Limitations.  If a participant in this plan also is a participant in a defined benefit pension plan maintained by an employer or controlled group member, the aggregate benefits payable to him, or on account of, under both plans will be determined in a manner consistent with
       Section 415 of the Internal Revenue Code of 1986 and Section 1106 of the Tax
       Reform Act of 1986.  Accordingly, in general, there will be determined with respect to this plan and the defined benefit plan a fraction indicating the ratio of (i) the participant's benefits under each of said plans to (ii) the maximum plan benefits (as adjusted pursuant to Section 415(e) of such Code)
       that could be provided for him in accordance with said Section 415.  For the purpose of determining such fractions all defined contribution plans maintained by the employers and controlled group members in which the participant participates shall be aggregated and all defined benefit plans maintained by the employers and controlled group members in which the participant participates shall also be aggregated.  If the sum of such fractions determined with respect to the participant for any plan year exceeds 1.0, then the annual addition for the participant under this plan for the plan year shall be reduced to the extent necessary as provided in subsection 5.16 before any reduction is made in the defined benefit pension plan.

5.18.  Limitation on Allocation of Employer Contributions.  If the employers elect for any plan year to have the provisions of subparagraph 5.16(a)(ii) apply, in no event shall more than one-third of the employer contributions for such plan year be allocated to highly compensated participants (as defined below).  A "highly compensated participant" means any participant who, during the current or immediately preceding plan year:

   (a) Was a 5 percent owner of the employer or controlled group member;

   (b) Received annual compensation from the employer and/or controlled group members of more than $75,000;

   (c) Received annual compensation from the employer and/or controlled group members of more than $50,000 and was in the top-paid 20 percent of the employees; or

   (d) Was an officer of the employer and/or controlled group member receiving annual compensation greater than 150 percent of the limitation in effect under Section 415(c)(1)(A) of the Code; provided that for purposes of this subparagraph, not more than 50 employees of the employer (or if less, the greater of 3 employees or 10 percent of the employees) shall be treated as officers.

   A participant not described in (b), (c) or (d) above for the immediately preceding year will not be considered a highly compensated participant for the current plan year under (b), (c) or (d) unless such participant is included within the group of the 100 highest paid employees of the employer and controlled group members for such current year.  "Compensation" shall mean total compensation [as defined in Section 415(c)(3) of the Code].

                                SECTION 6

Payment of Account Balances

6.1. Retirement or Death. If a participant's employment with the employers is terminated because of retirement under subparagraph 4.1(a) or 4.1(b), or if a participant dies while in the employ of the employers, the balance in his account as at the accounting date next following his settlement date (after all adjustments required under the plan as of that date have been made) shall be nonforfeitable and shall be distributable to him or, in the event of his death, to his beneficiary, under subsection 6.4.

6.2.   Resignation or Dismissal Before Normal Retirement.  If a participant resigns or is dismissed from the employ of the employers before retirement under subparagraph 4.1(a) or 4.1(b), the balance in his account as at the accounting date next following his settlement date (after all adjustments required under the plan as of that date have been made) will be reduced to a nonforfeitable percentage calculated by multiplying such balance by the percentage set forth in the following table opposite his years of service
       (as defined in subsection 2.2) as of his settlement date:

             If His Number of        His Nonforfeitable
           Years of Service Is:      Percentage Will Be:

               Less than 5                     0%
               5 or more                     100%


       The resulting balance in his account will be distributable to the participant under subsection 6.4.

6.3.   Remainders.  The amount by which a participant's account is reduced under subsection 6.2 will be a "remainder."  A remainder shall be treated as a separate account until the last day of the plan year in which the participant's settlement date occurs, and then shall be allocated among and credited to the accounts of other participants in accordance with subsection
       5.9.  If the participant is re-employed by an employer before he incurs five consecutive one-year breaks in service, subsection 9.2 shall apply.

6.4. Manner of Distribution. Subject to the conditions set forth below and in subsection 6.5, after each participant's settlement date, distribution of the nonforfeitable net credit balances in the participant's account will be made to or for the benefit of the participant or, in the case of his death, to or for the benefit of his beneficiary, by either of the following methods:

   (a) By payment in a series of monthly, quarterly or annual installments, of substantially equal amounts, over a period not exceeding the life expectancy of the participant or the joint life expectancy of the participant and his designated beneficiary; provided that, if such beneficiary is not the participant's spouse, the installment payments shall be designed so that more than 50 percent of the participant's account balances at the time payments commence will be paid over the life expectancy of the participant and further provided that unless a participant elects to receive payment under subparagraph (b) below (if his account balance exceeds $3,500) or elects to receive payment in installments over a period longer than the period described herein below, installment payments shall be made over a period not exceeding five years or, if such participant's account balance exceeds $500,000, a period not exceeding five years plus one additional year for each $100,000 (or fraction thereof) by which such balance exceeds
       $500,000, to a maximum period of ten years; provided that, if the amount distributable to the participant from his account exceeds $3,500 (or such greater amount as permitted by law), no payments shall commence to the participant prior to his normal retirement age without the participant's consent.

   (b) By payment in a lump sum; provided that, if the amount distributed to a participant from his account exceeds $3,500 (or such greater amount as permitted by law), the participant must consent to the lump sum payment.

   If a participant dies after payment of his benefits has begun, the remaining portion of such benefits will be distributed over a period not exceeding the period over which payments were being made to the participant.  If a participant dies before payment of his benefits has begun, his benefits will be distributed over a period not exceeding the greatest of:  (i) five years from the death of the participant; (ii) in the case of payments to a designated beneficiary other than the participant's spouse, the life expectancy of such beneficiary, provided payments begin within one year of the participant's death; or (iii) in the case of payments to the participant's spouse, the life expectancy of such spouse, provided payments begin by the date the participant would have attained age 70-
   1/2.  Except as provided in subparagraph (a) or (b) above, the employees' stock ownership board will determine, after consulting with the participant, the method of distributing a participant's benefits to him; a participant, if he so desires and subject to the provisions of subsection 6.6, may direct how his benefits are to be paid to his beneficiary; and the employees' stock ownership board shall select the method of distributing the participant's benefits to his beneficiary if the participant has not filed a direction with the board.  The life expectancy of a participant, his spouse or his designated beneficiary shall be determined in accordance with actuarial tables adopted by the employees' stock ownership board for this purpose.  The life expectancy of a participant and his spouse may be redetermined periodically by the board, but not more frequently than annually.
   The employees' stock ownership board will make distributions of a participant's benefits in the form of cash or shares of Consolidated stock or partly in each;
   provided that a participant who has shares of Consolidated stock credited to his allocated share account may request to receive distribution of such portion in shares of Consolidated stock.

6.5.   Commencement of Distributions.  Except as provided below in this subsection, installment payments of a participant's benefits will commence (or payment of a participant's benefits will be made) within a reasonable time after the accounting date next following his settlement date, but not later than one year after the later of (a) the end of the plan year in which his settlement date occurs because of normal retirement, disability or death, or (b) the end of the 5th plan year following the plan year in which such participant's settlement date occurs for any reason other than normal retirement, disability or death, provided that such participant is not re-employed by the employers before the end of such 5th plan year.  The foregoing requirements shall not apply to the portion of a participant's account balance attributable to Consolidated stock purchased with a share purchase loan until the close of the plan year in which such loan is repaid in full.
       Distribution of a participant's benefits must begin not later than April 1 of the plan year next following the plan year in which the participant attains age 70-1/2, notwithstanding the fact that his employment has not terminated.  All distributions under the plan shall comply with Section
       401(a)(9) of the Code.  A participant may elect in accordance with such rules as the board may establish to defer commencement of his benefits to a date not later than the earlier to occur of (i) April 1 of the calendar year next following the calendar year in which he attains age 70-1/2, or (ii) the date of his death.

6.6.   Designation of Beneficiary.  Except as provided below, each participant from time to time, by signing a form furnished by the employees' stock ownership board, may designate any person or persons (who may be designated concurrently, contingently or successively) to whom his benefits are to be paid if he dies before he receives all of his benefits.  A beneficiary designation form will be effective only when the form is filed with the board while the participant is alive and will cancel all beneficiary designation forms previously filed with the board.  If a deceased participant failed to designate a beneficiary as provided above, or if the designated beneficiary dies before the participant or before complete payment of the participant's benefits, the board, in its discretion, may direct the trustee to pay the participant's benefits as follows:

   (a) To or for the benefit of the participant's spouse, or if the participant does not have a spouse, to any one or more of his relatives by blood, adoption or marriage and in such proportions as the board determines; or

   (b) To the legal representative or representatives of the estate of the last to die of the participant and his designated beneficiary.

   Notwithstanding the foregoing, if a participant leaves a "surviving spouse" (as defined below), such spouse will automatically be the participant's designated beneficiary for all plan benefits unless the participant elects, with the written consent of such spouse which consent acknowledges the effect of such election and is witnessed by a plan representative or a notary public, to designate a beneficiary other than the participant's spouse.  A participant's "surviving spouse" means the spouse to whom the participant was married at the earlier of his date of death or the date payment of his benefits commenced and who is living at the date of the participant's death.  The term "designated beneficiary" as used in the plan means the person or persons (including a trustee or other legal representative acting in a fiduciary capacity) designated by a participant as his beneficiary in the last effective beneficiary designation form filed with the employees' stock ownership board under this subsection and to whom a deceased participant's benefits are payable under the plan.  The term "beneficiary" as used in the plan means the natural or legal person or persons to whom a deceased participant's benefits are payable under this subsection.

6.7.   Missing Participants or Beneficiaries.  Each participant and each designated beneficiary must file with the employees' stock ownership board from time to time in writing his post office address and each change of post office address.  Any communication, statement, or notice addressed to a participant or beneficiary at his last post office address filed with the board, or if no address is filed with the board then, in the case of a participant, at his last post office address as shown on the employer's records, will be binding on the participant and his beneficiary for all purposes of the plan.
       Neither the employers nor the board will be required to search for or locate a participant or beneficiary.  If the board notifies a participant or beneficiary that he is entitled to a payment and also notifies him of the provisions of this subsection, and the participant or beneficiary fails to claim his benefits or make his whereabouts known to the board within three years after the notification, the benefits of the participant or beneficiary will be disposed of, to the extent permitted by applicable law, as follows:

   (a) If the whereabouts of the participant then is unknown to the board, but the whereabouts of the participant's surviving spouse then is known to the board, payment will be made to the spouse;

   (b) If the whereabouts of the participant and his surviving spouse, if any, then is unknown to the board but the whereabouts of the participant's designated beneficiary then is known to the board, payment will be made to the designated beneficiary;

   (c) If the whereabouts of the participant, his surviving spouse and the participant's designated beneficiary then is unknown to the board but the whereabouts of one or more relatives by blood, adoption, or marriage of the participant is known to the board, the board may direct the trustee to pay the participant's benefits to one or more of such relatives and in such proportions as the board decides; or

   (d) If the whereabouts of such relatives and the participant's designated beneficiary then is unknown to the board, the benefits of such participant or beneficiary will be disposed of in an equitable manner permitted by law under rules adopted by the board.

6.8.   Facility of Payment.  When a person entitled to benefits under the plan is under legal disability or, in the board's opinion, is in any way incapacitated so as to be unable to manage his financial affairs, the board may direct the trustee to pay the benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the board may apply such benefits for the benefit of such person in any manner specified by the board.  Any payment made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the plan.

                                SECTION 7

Relating to Consolidated Stock and Other Investments

7.1.   Consolidated Stock.  For all purposes of the plan, the term "Consolidated stock" means common stock of Consolidated or other employer stock which constitutes "qualifying employer securities" under Section 4975(e)(8) of the
       Internal Revenue Code of l986, as amended.

7.2.   Investment in Consolidated Stock.  Except as otherwise provided n subsection
       7.5, all employer contributions under the plan will be invested by the trustee to provide participants with whole or fractional interests in shares of Consolidated stock.  For any period funds held by the trustee are not invested in Consolidated stock or are not invested in accordance with subsection 7.5, such funds may be retained in cash or invested in short-term securities, as the trustee may determine.  Shares of Consolidated stock may be acquired by the trustee subject to applicable law, through public or private purchases, purchases from the employers (including purchases from an employer of treasury shares or authorized but unissued shares), or otherwise.

7.3.   Voting and Tender of Consolidated Stock.  A copy of the notice and proxy statement for each meeting of the holders of Consolidated stock will be furnished or made available to each participant whose account contains such shares, together with an appropriate form for the participant's use in instructing the trustee with respect to voting the shares of Consolidated stock that, at the record date for determination of the shareholders entitled to notice of, and to vote at, such meeting, are both:  (a) credited to the allocated share account of the participant, and (b) of record in the name of the trustee or its nominee.  If a participant furnishes timely instructions to the trustee, the trustee (in person or by proxy) shall vote the shares (including fractional shares) of Consolidated stock credited to the participant's allocated share account in accordance with the directions of the participant.  Shares of Consolidated stock allocated to participants'
       allocated share accounts for which timely voting instructions are not received by the trustee and all shares of Consolidated stock held by the trustee in the unallocated share account shall be voted by the trustee proportionately in the same manner as the trustee votes shares of
       Consolidated stock as to which the trustee has received voting instructions as specified above.

       In the event of a tender offer, the trustee shall furnish each participant who has shares of Consolidated stock credited to his allocated share account with notice of any tender offer for (or a request or invitation for tenders
       of) Consolidated stock.  The trustee shall request from each such participant instructions as to the tendering of Consolidated stock credited to his allocated share account, and for this purpose the trustee shall provide participants with a reasonable period of time in which they may consider any tender offer for (or request or invitation for tenders of)
       Consolidated stock made to the trustee.  The trustee shall tender shares of
       Consolidated stock for which the trustee has received timely instructions to tender from participants.  Shares of Consolidated stock allocated to participants' allocated share accounts for which the trustee has not received timely instructions shall not be tendered.  All shares of
       Consolidated stock held by the trustee in the unallocated share account shall not be tendered.

       Each participant is, solely for purposes of this subsection 7.3, hereby designated a "named fiduciary" within the meaning of Section 403(a)(1) of the Employee Retirement Income Security Act of 1974, as amended, with respect to the shares of Consolidated stock allocated to his account and, for purposes of voting rights under the first paragraph above of this subsection 7.3, his proportionate share (as defined below) of the shares of
       Consolidated stock held in the unallocated share account and of the shares allocated to participants' accounts for which participants have not given voting directions.  A participant shall not be a named fiduciary for any other purpose under the plan or the trust.  The "proportionate share" of any participant of the shares of nondirected Consolidated stock and shares of
       Consolidated stock in the unallocated share account shall be a fraction, the numerator of which is the number of shares of Consolidated stock allocated to his account for which he provides voting direction to the trustee, and the denominator of which is the number of shares of Consolidated stock allocated to all participants' accounts for which directions are provided to the trustee.

7.4.   Determination of Fair Market Value.  The fair market value of Consolidated stock on any particular date shall be determined by the trustee of the trust under any method permitted under regulations adopted by the Internal Revenue
       Service.  In the event an employer contribution is made in Consolidated stock, the value of such stock shall be equal to the fair market value, as determined in good faith and in accordance with regulations prescribed by the Internal Revenue Service.

7.5.   Investment in Funds Other Than Consolidated Stock.  Each participant in the plan who has completed 10 years of participation in the plan and attained age 55 years may elect, within 90 days after the close of each plan year in the qualified election period (as defined below), to have 25 percent (or 50 percent in the case of an election for the last plan year in such qualified election period) of the value of his allocated share account (to the extent such portion exceeds the amount to which a prior election under this subsection applies) invested in one or more investment funds (other than
       Consolidated stock) offered under the plan by the employees' stock ownership board.  The employees' stock ownership board will offer three such investment funds (permitted under regulations issued by the Internal Revenue
       Service) or, alternatively, may direct that such participant's vested account balance subject to the election specified above be (i) distributed to the participant within 90 days after the period for which such election may be made (provided that if the value of such participant's vested account balance exceeds $3,500, the participant consents to such distribution) or
       (ii) transferred to another plan maintained by the employer which permits the investment of such balance in investment funds satisfying the foregoing requirements.  A "qualified election period" means the 5-plan year period beginning with the plan year next following the plan year in which the participant attains age 55 (or, if later, the plan year next following the plan year in which the participant has attained age 55 and completed 10 years of participation).

                                SECTION 8

The Employees' Stock Ownership Board

8.1.   Membership.  An employees' stock ownership board consisting of four members each (who may but need not be employees of an employer) shall be appointed by Consolidated.  The Secretary of Consolidated shall certify to the trustee from time to time the appointment to (and termination of) office of each member of the board and the person who is selected as secretary of the board.

8.2.   Board's General Powers, Rights and Duties.  Except as otherwise specifically provided, and in addition to the powers, rights and duties specifically given to the employees' stock ownership board elsewhere, in the plan and the trust agreement, the board shall have the following powers, rights and duties:

   (a) To select a secretary, if it believes it advisable, who may but need not be a board member.

   (b) To determine all questions arising under the plan, including the power to determine the rights or eligibility of employees or participants and any other persons to benefits under the plan, and the amount of their benefits under the plan, and to remedy ambiguities, inconsistencies or omissions.

   (c) To adopt such rules of procedure and regulations as in its opinion may be necessary for the proper and efficient administration of the plan and as are consistent with the plan and trust agreement.

   (d) To enforce the plan in accordance with the terms of the plan and the trust agreement and the rules and regulations adopted by the board as provided above.

   (e) To direct the trustee as respects payments or distributions from the trust fund in accordance with the provisions of the plan.

   (f) To furnish the employers with such information as may be required by them for tax or other purposes in connection with the plan.

   (g) To employ agents, attorneys, accountants or other persons (who also may be employed by the employers) and to allocate or delegate to them such powers, rights and duties as the board may consider necessary or advisable to properly carry out administration of the plan, provided that such allocation or delegation and the acceptance thereof by such agents, attorneys, accountants or other persons, shall be in writing.

8.3. Manner of Action. During a period in which two or more board members are acting, the following provisions apply where the context admits:

   (a) A board member by writing may delegate any or all of his rights, powers, duties and discretions to any other member, with the consent of the latter.

   (b) The board members may act by meeting or by writing signed without meeting, and may sign any document by signing one document or concurrent documents.

   (c) An action or a decision of a majority of the members of the board as to a matter shall be as effective as if taken or made by all members of the board.

   (d) If, because of the number qualified to act, there is an even division of opinion among the board members as to a matter, a disinterested party selected by the board shall decide the matter and his decision shall control.

   (e) Except as otherwise provided by law, no member of the board shall be liable or responsible for an act or omission of the other board members in which the former has not concurred.

   (f) The certificate of the secretary of the board or of a majority of the board members that the board has taken or authorized any action shall be conclusive in favor of any person relying on the certificate.

8.4. Interested Board Member. If a member of a board also is a participant in the plan, he may not decide or determine any matter or question concerning distributions of any kind to be made to him or the nature or mode of settlement of his benefits unless such decision or determination could be made by him under the plan if he were not serving on the board.

8.5.   Resignation or Removal of Board Members.  Any member of the board may be removed by Consolidated at any time by giving l0 days' prior written notice to him and the other members of the board.  A member of the board may resign at any time by giving l0 days' prior written notice to Consolidated and the other members of the board.  Consolidated may fill any vacancy in the membership of the board, provided, however, that if a vacancy reduces the membership of the board to less than three, such vacancy shall be filled as soon as practicable.  Consolidated shall give prompt written notice thereof to the other members of the board.  Until any such vacancy is filled, the remaining members may exercise all of the powers, rights and duties conferred on the board.

8.6.   Information Required by Board.  Each person entitled to benefits under the plan shall furnish the board with such documents, evidence, data or information as the board considers necessary or desirable for the purpose of administering the plan.  The employers shall furnish the board with such data and information as the board may deem necessary or desirable in order to administer the plan.  The records of the employers as to an employee's or participant's period of employment, hours of service, termination of employment and reason therefore, leave of absence, re-employment and compensation will be conclusive on all persons unless determined to the board's satisfaction to be incorrect.

8.7. Uniform Rules. The board shall administer the plan on a reasonable and nondiscriminatory basis and shall apply uniform rules to all persons similarly situated.

8.8.   Board's Decision Final.  Subject to applicable law, any interpretation of the provisions of the plan and any decisions on any matter within the discretion of the board made by such board in good faith shall be binding on all persons.  A misstatement or other mistake of fact shall be corrected when it becomes known and the board shall make such adjustment on account thereof as it considers equitable and practicable.

                                SECTION 9

Re-employment

9.1.   Resumption of Participation.  If a participant's employment with the employers should terminate and such participant is subsequently re-employed by the employers, he shall again become a participant, subject to the provisions of subsection 2.4, and the years of service to which he was entitled at the time of termination shall be reinstated, subject to the provisions of subsection 2.2.  If an employee who is not participating in the plan should terminate employment and then subsequently be re-employed by the employers, his eligibility for participation shall be determined in accordance with subsection 2.1, he shall become a participant as of his date of rehire if (i) he had met the requirements of subparagraph 2.1(a) prior to his termination and he satisfies the requirements of subparagraph 2.1(b)
       upon his re-employment and if (ii) the years of service he had accrued prior to his termination are not disregarded under subsection 2.2.  In no event shall years of service occurring after a participant incurs five consecutive one-year breaks in service be used to determine the percentage of his account to which he was entitled as of a prior settlement date.

9.2.   Reinstatement of Remainder.  If a participant whose employment had terminated because of resignation or dismissal before he was entitled to the full balance in his account is re-employed by the employers before he incurs five consecutive one-year breaks in service, he may repay to the trustee the total amount distributed to him from his account as a result of his earlier termination of employment.  If a participant makes such a repayment to the trustee, both the amount of the repayment and the remainder which resulted from his earlier termination of employment shall be credited to his account as of the regular accounting date coincident with or next following the date of repayment (after all other adjustments required under the plan as of that date have been made).  Remainders which are credited to participants'
       accounts as of a regular accounting data under this subsection 9.2 shall reduce remainders to be allocated as of that date under subsection 6.3 and to the extent such remainders are not sufficient to restore such amounts, shall reduce the amount of employer contributions to be credited to participants' accounts on such date under subsection 5.9.

                               SECTION 10

General Provisions

10.1. Action by Employers. Any action required or permitted to be taken by Consolidated or an employer under the plan shall be by resolution of its Board of Directors, by resolution of a duly authorized committee of its Board of Directors, or by a person or persons authorized by resolution of its Board of Directors of such committee.

10.2. Waiver of Notice. Any notice required under the plan may be waived by the person entitled to such notice.

10.3. Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the singular shall include the plural, and the plural shall include the singular.

10.4. Controlling Law. Except to the extent superseded by laws of the United States, the laws of Wisconsin shall be controlling in all matters relating to the plan.

10.5. Employment Rights. The plan does not constitute a contract of employment, and participation in the plan will not give any employee the right to be retained in the employ of the employers, nor any right or claim to any benefit under the plan, unless such right or claim has specifically accrued under the terms of the plan.

10.6.  Litigation by Participants.  If a legal action begun against the trustee, the employers or any member thereof, or the employees' stock ownership board by or on behalf of any person results adversely to that person, or if a legal action arises because of conflicting claims to a participant's or other person's benefits, the cost to the trustee, the employers or any member thereof or to the board of defending the action will be charged to the extent permitted by law to the sums, if any, which were involved in the action or were payable to the person concerned.

10.7. Interests Not Transferable. The interests of persons entitled to benefits under the plan are not subject to their debts or other obligations and, except as may be required by the tax withholding provisions of the Internal Revenue Code or any state's income tax act or pursuant to a qualified domestic relations order as defined in Section 414(p) of the Internal Revenue Code which is applicable to the plan under state law, may not be voluntarily or involuntarily sold, transferred, alienated, assigned or encumbered.

10.8. Absence of Guaranty. None of the trustees, the employers or the employees' stock ownership board in any way guarantees the trust fund from loss or depreciation. The liability of the trustee to make any payment under the plan will be limited to the assets held by the trustee which are available for that purpose.

10.9.  Evidence.  Evidence required of anyone under the plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

10.10. Additional Employers. Any United States subsidiary of Consolidated may adopt the plan and become a party to the trust agreement in accordance with
       Article VII of the trust agreement.

10.11. Withholding. The employees' stock ownership board shall withhold for federal income tax purposes from any distributions made under the plan such amounts as are required under Internal Revenue Service regulations.

10.12. Review of Benefit Determinations.  The employees' stock ownership board will provide notice in writing to any participant or beneficiary whose claim for benefits under the plan is denied and will afford such participant or beneficiary a full and fair review of its decision if so requested.

10.13. Leased Employees.  A leased employee (as defined below) shall not be eligible to participate in the plan.  A leased employee means any person who is not an employee of an employer but who has provided services to an employer of the type which have historically (within the business field of the employers) been provided by employees on a substantially full-time basis for a period of at least one year pursuant to an agreement between an employer and a leasing organization.  The period during which a leased employee performs services for an employer shall be taken into account for purposes of subsection 2.2 of the plan unless (i) such leased employee is a participant in a money purchase pension plan maintained by a leasing organization which provides a nonintegrated employer contribution rate of at least ten percent (10%) of compensation, immediate participation for all employees and full and immediate vesting and (ii) leased employees do not constitute more than twenty percent (20%) of the employer's non-highly compensated work force.

                               SECTION 11

Amendment and Termination

11.1. Amendment. While the employers expect and intend to continue the plan, Consolidated reserves the right to amend the plan from time to time, except as follows:

   (a) The duties and liabilities of the employees' stock ownership board cannot be changed substantially without its consent;

   (b) No amendment shall reduce the value of a participant's benefits to less than the amount he would be entitled to receive if he had resigned from the employ of the employers on the day preceding the amendment; and

   (c) Except as provided in subsection 3.6. under no condition shall an amendment result in the return or repayment to the employers of any part of the trust fund or the income from it or result in the distribution of the trust fund for the benefit of anyone other than persons entitled to benefits under the plan.

11.2. Termination. The plan will terminate on the first to occur of the following:

   (a) The date it is terminated by that employer if 30 days' advance written notice of the termination is given to the trustee.

   (b) The date that employer is judicially declared bankrupt or insolvent.

   (c) The date that employer completely discontinues its contributions under the plan.

   (d) The dissolution, merger, consolidation or reorganization of that employer, or the sale by that employer of all or substantially all of its assets, except that in any such event arrangements may be made whereby the plan will be continued by any successor to the employer or any purchaser of all or substantially all of its assets, in which case the successor or purchaser will be substituted for the employer under the plan and the trust agreement.

11.3. Vesting and Distribution on Termination. On termination or partial termination of the plan, the date of termination will be a "special accounting date" and, after all adjustments then required have been made, each affected participant's benefits will be nonforfeitable. If, on termination of the plan, the participant remains an employee of the employers, the amount of his benefits shall be retained in the trust fund until his termination of employment with the employers and then shall be paid to him in accordance with the provisions of subsection 6.4. In the event that the participant's employment with the employers is terminated coincident with the termination of the plan, his benefits shall be paid to him in a lump sum.

11.4. Notice of Amendment or Termination. Participants will be notified of an amendment or termination of the plan within a reasonable time.

11.5.  Plan Merger, Consolidation, Etc.  In the case of any merger or consolidation with or in the case of any transfer of assets or liabilities to any other plan, each participant's benefits if the plan terminated immediately after such merger, consolidation or transfer shall be equal to or greater than the benefits he would have been entitled to receive if the plan had terminated immediately before the merger, consolidation or transfer.

                              SUPPLEMENT A

Special Rules When Plan is Top Heavy

A-1. Purpose and Effect. The purpose of this Supplement A is to comply with the requirements of Section 416 of the Internal Revenue Code of 1986. The provisions of this Supplement A shall apply for each plan year in which the plan is a "top-heavy plan" within the meaning of Section 416(g) of the Internal Revenue Code.

A-2.   Top-Heavy Plan.  In general, the plan will be a top-heavy plan for any plan year if, as of the last day of the first plan year or the last day of the preceding plan year in the case of each subsequent plan year (the
       "determination date"), the sum of amounts in (a), (b) and (c) below for key employees (as defined below and in Section 415(i)(1) of the Internal Revenue
       Code) exceeds 60 percent of the sum of such amounts for all employees who are covered by a defined contribution plan or defined benefit plan which is aggregated in accordance with paragraph A-4 below:

   (a) The aggregate account balances of participants under this plan.

   (b) The aggregate account balances of participants under any other defined contribution plan included in paragraph A-4.

   (c) The present value of cumulative accrued benefits of participants under any defined benefit plan included in paragraph A-4.

   In making the foregoing determination (i) a participant's account balances shall be increased by the aggregate distributions, if any, made with respect to the participant during the 5-year period ending on the determination date, (ii) the account balances of a participant who was previously a key employee, but who is no longer a key employee, shall be disregarded, (iii) the accounts of a beneficiary of a participant shall be considered accounts of the participant and
   (iv) the account balances of a participant who has not performed services for an employer during the 5-year period ending on the determination date shall be disregarded.

A-3. Key Employee. In general, a "key employee" is an employee who, at any time during the 5-year period ending on the determination date, is or was:

   (a) An officer of an employer or controlled group member receiving annual compensation greater than 50% of the limitation in effect under Section 415(b)(1)(A) of the Internal Revenue Code; provided that for purposes of this subparagraph (a), no more than 50 employees of the employer and the controlled group members (or if lesser the greater of 3 employees or l0 percent of the employees) shall be treated as officers;

   (b) One of the ten participants receiving annual compensation of more than the limitation in effect under Section 415(c)(1)(A) of the Internal Revenue Code and owning the largest interests in an employer;

   (c) A 5 percent owner of an employer; or

   (d) A 1 percent owner of an employer receiving annual compensation from the employers and all other controlled group members of more than $150,000.

   For purposes of this Supplement A, the term "compensation" shall mean compensation within the meaning of Section 1.415-2(d) of the Internal Revenue Code.

A-4.   Aggregation of Plans.  Each other defined contribution plan and defined benefit plan maintained by the employers or controlled group members which covers a "key employee" as a member or which is maintained by the employers or controlled group members in order for a plan covering a "key employee" to be qualified shall be aggregated in determining whether this plan is top-
       heavy (including any plan which was terminated during the 5-year period ending on the determination date).

A-5. Minimum Employer Contribution. For any plan year in which the plan is a top-heavy plan, the employer contribution and remainders credited to each participant who is not a key employee shall not be less than 3 percent of such participant's compensation for that year. In no event, however, shall the employer contribution and remainders credited in any year to a participant who is not a key employee (expressed as a percentage of such participant's compensation) exceed the maximum employer contributions and remainders credited in that year to a key employee (expressed as a percentage of such key employee's compensation up to $200,000).

A-6.   Minimum Vesting.  For any plan year in which the plan is a top-heavy plan, a participant's vested percentage in his account shall not be less than the percentage determined under the following table:

                            Years of     Vested
                            Service      Percentage
                          Less than 2      0%
                              2           20%
                              3           40%
                              4           60%
                              5           80%
                          6 or more      100%


       If the foregoing provisions of this subparagraph A-6 become effective, and the plan subsequently ceases to be a top-heavy plan, each participant who has then completed five or more years of service may elect to continue to have the vested percentage of his account determined under the provisions of this paragraph A-6.

A-7.   Maximum Compensation.  For any plan year in which the plan is a top-heavy plan, a participant's compensation in excess of $200,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue for that plan year) shall be disregarded for purposes of determining an employer's contribution made under subsection 5.9 of the plan.

A-8. No Duplication of Benefits. If the employer and controlled group members maintain more than one plan, the minimum contribution otherwise required under paragraph A-5 above may be reduced in accordance with regulations of the Secretary of the Treasury to prevent inappropriate duplication of minimum benefits or contributions.

A-9. Adjustment of Combined Benefit Limitations. For any plan year in which the plan is a top-heavy plan, the determination of the defined benefit plan fraction and defined contribution plan fraction under subsections 5.16 and
       5.17 of the plan shall be adjusted in accordance with the provisions of
       Section 416(h) of the Internal Revenue Code.

A-10. Use of Terms. All terms and provisions of the plan shall apply to this Supplement A, except that where the terms and provisions of the plan and this Supplement A conflict, the terms and provisions of this Supplement A shall govern.

EXHIBIT 10.d. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC. FOR THE
FISCAL YEAR ENDED DECEMBER 31, 1993

                              CONSOLIDATED
                   SALARIED EMPLOYEES' RETIREMENT PLAN
                    (AS IN EFFECT SEPTEMBER 30, 1990)

                                SECTION 1

Introduction

1.1.    Purpose.  CONSOLIDATED SALARIED EMPLOYEES' RETIREMENT PLAN (the "plan") has been established by CONSOLIDATED PAPERS, INC. ("Consolidated") in order to provide retirement incomes for eligible employees of Consolidated and its subsidiaries and affiliated companies which have adopted the plan.
        Consolidated and any other corporations which have adopted the plan are referred to below collectively as the "employers" and individually as an
        "employer."

1.2.    Effective Date and Original Plan.  The plan originally was established by
        Consolidated effective as of December 31, 1948 and was known as
        "Consolidated Employees' Retirement Plan" - the "original plan."  The original plan was amended from time to time and, as applied to certain plan members, was completely amended and restated in the form of Consolidated
        Salaried Employees' Retirement Plan, effective as of January 1, 1973.  The plan was subsequently amended and restated effective January 1, 1976.  The plan, as set forth herein, is an amendment and restatement of the plan effective January 1, 1983 - the "effective date."  The original plan as applied to plan members who are not members in this plan has been continued
        in effect as to those employees and is referred to herein as "Consolidated
        Employees' Retirement Plan."

1.3.    Anniversary Date and Plan Year.  An "anniversary date" of the plan is
        January 1 of each year.  A "plan year" is the twelve-month period beginning on each anniversary date.

1.4.    Trust Agreement.  By agreement dated June 30, 1983, Consolidated established Consolidated Papers Master Investment Trust (the "Master
        Trust") the trustee of which is State Street Bank and Trust Company of
        Boston, Massachusetts.  The Master Trust was established for the purpose of collectively funding the benefits provided by the plan, as well as the benefits provided by qualified employee retirement plans maintained by
        Consolidated, any of the employers or other affiliates of Consolidated.
        Prior to June 30, 1983, this plan's benefits were funded through two trusts
        (namely, Consolidated Salaried Employees' Retirement Trust and Consolidated
        Supplemental Retirement Trust).  At the time of the establishment of the
        Master Trust, both of those trusts were merged into the Master Trust and their assets became assets of the Master Trust.  The Master Trust forms a part of the plan, and the provisions of and benefits under the plan are subject to the terms and provisions of the Master Trust.  Unless the context indicates otherwise, any reference hereinafter to the "trust" or
        "trusts" shall mean the Master Trust.

1.5.    Plan Administration.  The plan is administered by a retirement board (the
        "board") consisting of six members appointed by Consolidated.  The funds contributed by the employers and previously contributed by members will be held until distributed by the trustee (the "trustee") acting under the
        Master Trust referred to in subsection 1.4.  The trustee will invest the funds as directed from time to time by an investment manager or managers appointed by Consolidated.  The trustee will pay the benefits provided by the plan under the supervision and direction of the board.  Copies of the plan and the trust, and any amendments thereto, are available in the office of the Secretary of the board.  Any eligible employee or member of the plan may examine the plan and the trust if he so desires.

1.6. Notices. Any notices required to be given to or any document required to be filed with the board will be properly given or filed if delivered or mailed by registered mail, postage prepaid, addressed as follows:

          Retirement Board
          Consolidated Salaried Employees' Retirement Plan
          c/o Consolidated Papers, Inc.
          P.O. Box 8050
          Wisconsin Rapids, WI 54495-8050

1.7.    Benefits Previously Provided by Plan.  Any benefits provided under the original plan (including any plan Supplement), to or on account of any member who retired or whose employment otherwise terminated for any reason prior to January 1, 1973, shall be payable in accordance with the terms of the original plan and any applicable Supplement as in effect at the time of the member's retirement or other termination of employment, and shall not be affected by this plan or any subsequent amendment to this plan or the trust unless the plan or such amendment specifically provides that such member's benefits are to be affected thereby.  Any benefits provided under this plan (including any amendments thereto) to or on account of any member who retired or whose employment otherwise terminated for any reason on or after January 1, 1973 and before January 1, 1989 shall be payable in accordance with the terms of the plan, and any applicable amendments, as in effect at the time of the member's retirement or other termination of employment, and shall not be affected by any subsequent amendment to the plan or the trust unless such amendment specifically provides that such member's benefits are to be affected thereby.

                                SECTION 2

Membership and Retirement Dates

2.1.    Eligibility.  Each employee of an employer who was a member of the plan immediately prior to January 1, 1988 will continue as a member of the plan subject to the terms and provisions of the plan.  Each other employee of an employer will become a member of the plan on January 1, 1988 or the first day of any later month if he then meets all of the following requirements:

        (a) He has completed one year of service (as defined below in this subsection).

        (b) He does not belong to a group or class of employees that is covered by Consolidated Employees' Retirement Plan.

        (c) He is not an hourly-rate employee of Hotel Mead Corporation or Consolidated's Castle Rock Container Company Division.

        An employee will have completed a "year of service" for purposes of subparagraph (a) above if he has 1,000 hours of service in the first 12 months of his employment with any of the employers or in any plan year subsequent to the plan year in which his employment with any of the employers commenced.  An "hour of service" means each hour for which an employee is directly or indirectly paid, or entitled to payment, by an employer for the performance of duties including hours normally worked in an employee's normal or regular workweek during an absence from work as defined in subparagraph 3.2(c).  The board will notify each employee of the date as of which he becomes a member of the plan.

2.2. Withdrawal From The Plan. Once an employee has become a member of the plan, he may not withdraw from the plan and continue in the employ of the employers.

2.3. Normal Retirement Date. A member's "normal retirement date" is the last day of the calendar month in which he attains age 65 years (his "normal" retirement age).

        A participant's right to his retirement income shall be nonforfeitable on and after his normal retirement age.

2.4.    Early Retirement Date.  A member's "early retirement date" is the last day of the calendar month in which he retires or is retired prior to his normal retirement date and after having both attained age 55 years and completed
        10 or more years of credited service.

2.5.    Late Retirement Date.  A member's "late retirement date" is the last day of the calendar month in which he retires or is retired after his normal retirement date.

2.6.    Disability Retirement Date.  A member's "disability retirement date" is the last day of the calendar month in which he is retired because of disability in accordance with Section 6.

2.7. Retirement Date. A member's "retirement date" is the first one of the dates specified above as of which he retires or is retired from the employ of all of the employers.

2.8.    Retirement While Absent From Work.  If a member is or becomes eligible to retire under the plan while absent from work under conditions which are not treated by his employer as a termination of service, he will be entitled to retire and commence receiving his retirement income without returning to work with the employers.

2.9.    Leased Employees.  A leased employee (as defined below) shall not be eligible to become a member of the plan.  A "leased employee" means any person who is not an employee of the employer, but who has provided services to the employer of a type which have historically (within the business field of the employer) been provided by employees, on a substantially full-time basis for a period of at least one year, pursuant to an agreement between the employer and a leasing organization.  The period during which a leased employee performs services for the employer shall be taken into account for purposes of subsections 2.1 and 7.2 of the plan, unless (i) such leased employee is a member of a money purchase pension plan maintained by the leasing organization which provides a nonintegrated employer contribution rate of at least 10 percent of compensation, immediate membership for all employees and full and immediate vesting, and (ii) leased employees do not constitute more than 20 percent of the employer's nonhighly compensated work force.

                                SECTION 3

Bases of Retirement Incomes

3.1. General. In general, a member's retirement income will be based upon his credited service and earnings, both as defined below.

3.2. Credited Service. A member's "credited service" will consist of his last period of continuous employment with the employers ending with his retirement date or the date of his earlier termination of employment, subject to the following:

        (a) A period of concurrent employment with two or more employers will be considered as only one period of employment or membership.

        (b) The termination of an employee's employment with one employer will not interrupt the continuity of his employment or membership, if, concurrently with or immediately after such termination, he is employed by or continues in the employ of one or more other employers.

        (c) Absence from work (other than layoffs or suspensions) under conditions which are not treated by an employer as a termination of service (such as authorized sick leaves, etc.) will be included in credited service.

        (d) A period (not exceeding 3 years) of layoff or suspension will not interrupt continuity of service if a employee or member returns to work when called back as provided by his employer's rules, and such period (not exceeding 3 years) of layoff or suspension will be included in credited service.

        (e) A period of military leave (as defined in subsection 3.3) will be included in credited service.

        (f) A period of employment with Wisconsin River Paper & Pulp Company before August 1, 1945, a period of employment with Ahdawagam Paper Products Company, and a period of employment with Castle Rock Container Corporation (formerly known as "Lewis Container, Inc.") before January 1, 1972 will be considered as a period of employment with the employers and will be included in credited service; except that, in the case of an employee who becomes a member of the plan on or after December 31, 1971, a period of employment with Castle Rock Container Corporation before January 1, 1972 will be considered as a period of employment with the employers only for purposes of determining his eligibility for plan membership.

        (g) If a member who retired on a disability retirement date is re-employed by an employer, his credited service as of his disability retirement date will be added to any credited service he might accrue during his period of re-employment.

        (h) Except as otherwise specifically provided in subsection 7.5 or elsewhere in the plan, a former employee who is re-employed by an employer will retain all of his credited service based on his prior period of employment with one or more of the employers.

        (i) A member's number of years of credited service will be determined on the basis of years of employment. A year of employment will consist of the 12-month period commencing on the date an employee was hired and each subsequent 12-month period commencing on an anniversary of his date of hire. Any portion of a member's total credited service in excess of a whole number of years will be considered as one full year of credited service for the purposes of determining a member's "minimum annual amount" under subsection 4.1 or his monthly disability retirement income under subsection 6.4. If in his year of employment in which his employment terminates a member has completed 1,000 or more hours of service (as defined in subsection 2.1), such year of employment will be considered as one full year of credited service for the purpose of determining whether the member had completed the number of years of credited service required for eligibility to receive a retirement income or other benefit under the plan. For all other purposes under the plan, any portion of a member's credited service in excess of a full number of years will be reckoned in terms of full months of credited service. If a member's total credited service consists of two separate periods of credited service, determination of whether the member has a fractional year of credited service will be made after the two periods have been added together.

        Consolidated and, to the extent appropriate, each other employer, will apply the provisions of this subsection 3.2 in accordance with rules formulated by it and applied uniformly to all employees who are similarly situated.

3.3.    Military Leave.  An employee of the plan who is on a leave of absence required by law or granted by an employer on account of service in the
        United States Armed Forces will be on "military leave" for purposes of the plan.  The term "United States Armed Forces" means one or more of the
        United States Army, United States Navy, United States Air Force, United
        States Marine Corps, United States Coast Guard, United States Merchant
        Marine, United States Public Health Service, the American Red Cross, or any
        other governmental service designated by his employer.

3.4.    Employer Records.  An employer's records of an employee's credited service, continuous employment, hours of service, breaks in service, leaves of absence, layoffs, and membership in the plan will be conclusive, unless shown to the employer's satisfaction to be incorrect.

3.5.    Earnings.  A member's "earnings" for purposes of the plan means the sum of
        (i) the total cash compensation paid to the member for services rendered to the employers, exclusive of discretionary bonuses, plus (ii) the total
        "income deferral contributions" made on behalf of the member, pursuant to his election, under Consolidated Employees' Tax-saver & Investment Plan.
        In determining a member's earnings for any plan year or other period, income deferral contributions made on his behalf under this Tax-saver &
        Investment Plan will be deemed, for purposes of this plan, as earnings at the time when such contributions would have been paid to the member as cash compensation had the member not made an election under said Plan to have the amount of such contributions withheld from his compensation.

        In no event shall a member's earnings for any plan year, beginning with the plan year commencing January 1, 1989, exceed $200,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue for that year.)

                                SECTION 4

Amount of Retirement Incomes

4.1. Normal or Late Retirement. Subject to the terms of the plan, if a member retires on or after January 1, 1989, and on a normal or late retirement date, he will be entitled to receive an annual retirement income, payable in equal monthly installments, in an amount equal to the greater of:

        (a) The sum of the applicable amounts determined under (i) and (ii) next below, where:

             (i) Is, for each of the first thirty-five calendar years during which he is a member of the plan, one and one-eighth percent of the first $6,400.00 of his earnings in each such calendar year plus one and one-half percent of that part of his earnings in each such calendar year in excess of $6,400.00; plus

             (ii) Is one and one-half percent of his earnings in each calendar year during which he is a member after he has been a member in the plan for thirty-five calendar years.

        (b) The sum of the applicable amounts determined under (i) and (ii) next below, where:

             (i)     Is the sum of:

                     (A) One and one-eighth percent of the first $8,800.00 of his average annual earnings (as defined below); plus

                     (B) One and one-half percent of that part of his average annual earnings in excess of $8,800.00;

                     Multiplied by a number, not to exceed 35, that is equal to the sum of (i) his number of years of credited service elapsed between the date he first became a member of the plan and the date on which he retires or otherwise terminates employment, plus (ii) his number of years of credited service in the period, if any, commencing the January 1 coincident with or next following the date on which his credited service commenced and ending with the day as of which he could first become a member of the plan; and

             (ii) Is one and one-half percent of the participant's average annual earnings multiplied by the number by which the sum of subparagraphs (i) and (ii) in subparagraph 4.1(b)(i) above exceeds 35.

             In applying the provisions of this subparagraph (b), the term "average annual earnings" means the annual average of a member's earnings for the five consecutive calendar years during which the member's earnings were highest during the ten consecutive calendar year period that ends on the December 31 coincident with or immediately preceding the member's retirement or other termination of employment. Such annual average will be determined by dividing his total earnings for the five-year period by the number of months in the period for which he receives such earnings, and then multiplying the result by 12. In arriving at the amount described in this subsection, (A) for a member who withdrew from the plan prior to January 1, 1958, there shall not be included in such member's credited service any of his credited service during the period commencing on the date he first became a member of the plan up to the date he again re-entered the plan and (B) for a re-employed employee, there shall not be included in his credited service any of his credited service for which he fails to retain credit pursuant to subsection 7.5.

        Notwithstanding the foregoing provisions of this subsection 4.1, the minimum annual amount payable under this subsection shall not be less than an amount equal to $276 (if a member retires on or after January 1, 1989 but before January 1, 1990); or $288 (if a member retires on or after
        January 1, 1990 but before January 1, 1991); or $300 (if a member retires on or after January 1, 1991, but before January 1, 1992); or $312 (if a member retires on or after January 1, 1992 but before January 1, 1993); or
        $324 (if a member retires on or after January 1, 1993); whichever is applicable, multiplied by the member's number of years of credited service at his retirement date, provided that if a member did not become a member when he was first eligible to do so or if a member withdrew from the plan prior to January 1, 1958, the minimum annual amount determined under this sentence shall not exceed an amount equal to $276 (if a member retires on or after January 1, 1989 but before January 1, 1990); or $288 (if a member retires on or after January 1, 1990 but before January 1, 1991); or $300
        (if a member retires on or after January 1, 1991 but before January 1,
        1992); or $312 (if a member retires on or after January 1, 1992 but before
        January 1, 1993); or $324 (if a member retires on or after January 1,
        1993), whichever is applicable, multiplied by the member's total number of years of credited service in the period of his employment from the date he was last hired up to the date he first became eligible to become a member, and in the period of his employment from the date on which he last became a member up to his retirement date.  As to any member who is an hourly-paid employee in the logging, tug, or hoist operations in the Timberlands divisions of any employer, the amount determined under the preceding sentence payable to such member at his retirement date shall not exceed an amount equal to one percent of his "average earnings" (as defined below)
        multiplied by his total number of years of credited service at his retirement date reduced by the number of years in which he could have been a member of the plan but failed to do so.  For purposes of the preceding sentence, the "average earnings" of an hourly-paid employee engaged in the logging, tug, or hoist operations in the Timberlands divisions shall mean the annual average of his total earnings received by him since he last became a member of the plan up to his normal or earlier retirement date.
        If a member retires on a late retirement date, the amount of a member's retirement income payable to him in accordance with this subsection 4.1 shall be actuarially increased by an amount equal to the difference, if any, between (aa) the aggregate amount of retirement income payments which were not paid to such member for those calendar months (if any) beginning on or after his normal retirement date during which he received earnings from the employer for hours of service performed in fewer than 8 days or separate work shifts in such months and (bb) the additional amount of the benefit earned under the plan during each such month after his normal retirement date.  If payment of a member's retirement income begins prior to retirement on his required commencement date, then:  (cc) the amount of any additional retirement income that otherwise would be accrued by the member after that date shall be reduced (but not below zero) by the actuarial equivalent of the retirement income payments made to the member after that date; and (dd) the amount of retirement income payable to the member shall be adjusted, as of each subsequent January 1 to reflect the additional benefits, if any, accrued by the member during the immediately preceding calendar year.  In no event shall the amount of a member's retirement income payable on a late retirement date be less than the monthly amount received had he retired on his normal retirement date.
        Notwithstanding the above, in no event shall a member's retirement income be less than the income the member would have been entitled to receive under the terms of the plan as in effect on December 31, 1988, if, in the case of a member who is a highly compensated employee as described in section 414(q)(1)(A) or (B) of the Internal Revenue Code, he had terminated employment with all employers on December 31, 1988 or if, in the case of any other member, he had terminated employment with all employers on
        September 30, 1990 (or the date he actually retired or terminated employment, if earlier).  For purposes of the preceding sentence, a member's "final average earnings" shall be determined by reference to the five consecutive calendar years that end on the December 31 coincident with or immediately preceding the date as of which the benefit is being determined.

 4.2.   Early Retirement.  If a member retires on an early retirement date after he attains age 62 years, he will be entitled to an annual retirement income, payable in equal monthly installments, in an amount equal to the amount to which he would have been entitled under subsection 4.1 if his early retirement date were his normal retirement date, but based upon his credited service and earnings up to his early retirement date.  If a member retires on an early retirement date before he attains age 62 years, he will be entitled to an annual retirement income, payable in equal monthly installments, determined in accordance with the next preceding sentence, except that the amount thereof will be reduced by one-third of 1 percent of such amount multiplied by the number of months remaining between his early retirement date and the last day of the month in which he is expected to attain age 62 years.

4.3. Re-employment After Early Retirement Date. If a member who retired on an early retirement date is re-employed by an employer, retirement income payments will be discontinued during his period of re-employment, and when he again retires under the plan, his retirement income will be recomputed on the basis of his earnings and total credited service up to his later retirement date, but will be actuarially reduced to reflect the value of the retirement incoming payments previously paid to him.

4.4.    Minimum Plan Benefits.  Notwithstanding any other provisions of the plan, upon a member's termination of employment with the employers for any reason, benefits payable to or on account of him hereunder (including any applicable Supplements) shall be at least as great as those that would have been paid if the original plan (including Supplements A and B thereto), as in effect on December 31, 1972, or the plan as in effect on any subsequent
        December 31, (occurring before January 1, 1989) had continued in effect without change; provided, however, any benefits accruing after December 31,
        1988 shall comply with Section 401(1) of the Internal Revenue Code and the regulations promulgated thereunder.

                                SECTION 5

Payment of Retirement Incomes.

5.1.    Normal Method of Payment.  Except as otherwise specifically provided in subsections 5.2 and 5.3, retirement income payments to a member who retires at or after attaining his normal retirement age or on an early retirement date normally will be made monthly, the first payment to be made as of the end of the month next following the member's retirement date and the final payment to be made as of the end of the month next preceding the month in which his death occurs.

5.2.    Contingent Annuitant Method of Payment.  If, at a member's retirement date, the member has a spouse, his retirement income will be payable to him (at his retirement date) in the contingent annuitant form of payment described in subparagraph 5.3(a) with a 50 percent continuing payment being payable to the member's spouse in the event she survives him, unless the member had elected otherwise as provided below.  If a member continues in the employ of the employer beyond his normal retirement date and dies before his late retirement date, payments will be made to his spouse as provided in this subsection, if such spouse survives the member, as though payment of the member's retirement income had commenced on the last day of the month next following the month in which his death occurred, unless the member had elected otherwise as provided below.  A member who is married may make a written election to waive the contingent annuitant form of payment and to have payment made under subsection 5.1 or under a different optional form of payment permitted under subsection 5.3, at any time during the 90-day period ending on the date payment of his benefits commences.  Such an election will be effective only if the member's spouse consents to the election in writing, and such consent acknowledges the effect of the waiver and is witnessed by a member of the board or a notary public.  At least nine months prior to the earliest date on which a member may begin to receive benefits under the plan, the board shall furnish him with a written explanation of the terms and conditions of the contingent annuitant form of payment described above; the member's right to make, and the effect of, an election to waive such form of payment; the requirement of spousal consent to such waiver; and the member's right to make, and the effect of, a revocation of such waiver.  An election under this subsection may be revoked by a member at any time prior to the date payment of his benefits commences.

5.3.    Optional Methods of Payment.  Subject to the provisions of subsection 5.4, in lieu of the normal amount and form of retirement income payable at his normal, early, or late retirement date under subsection 5.1, or the contingent annuitant form of payment payable under subsection 5.2, a member may elect to receive a retirement income of actuarially equivalent value in one of the following forms:

        (a) A smaller retirement income payable during his own life so that after his death the same or a smaller amount may be paid for life to a surviving beneficiary (such as his wife) designated by the member.

        (b) A smaller retirement income payable during his own life and, if he dies within a period specified by him (such period to commence on his normal, early, or late retirement date), a continuing payment of the same amount to his beneficiary for the balance of the specified period.

        An option may be elected under this subsection 5.3 only if the option is designed so that more than 50 percent of the actuarial reserve that would be required to fund the benefits would be applied under the option to provide benefits that are expected to be paid to the member during his expected lifetime. Benefits payable under an option shall be paid or commenced no later than the end of the month next following the member's normal, early, or late retirement date.

5.4.    Evidence of Good Health.  Evidence of a member's good health may be required before election of an optional form of retirement income under subsection 5.3 will be permitted unless request for payment in the optional form is made:

        (a) At least 60 days before the member's normal, early, or late retirement date; or, if later,

        (b) Within 60 days after the date as of which the plan is adopted by his employer if he first becomes a member as of the date of such adoption.

5.5.    Option Rules.  If a member has elected an optional form of retirement income under subparagraph 5.3(a) and the person to whom payments are to be continued after the member's death dies before the member's normal, early, or late retirement date, the option elected will be automatically canceled and the member's retirement income will be paid to him under subsection 5.1 or 5.2, whichever is applicable, unless another optional form can be and is elected by the member.  If a member who elected an optional form of retirement income dies before his normal or early retirement date, no benefits will be payable to any person under the option elected.  If a member who elected an optional form of retirement income continues in the employ of the employers beyond his normal retirement date, his retirement income will be paid commencing with the first to occur of his death or his retirement date, in accordance with the option elected, in the same manner and amount as would have been paid if he had retired on a late retirement date, with a period certain (if such option was elected by him) measured from his late retirement date.  No benefits will be paid pursuant to an option elected under subsection 5.3 if the member's retirement income is payable in the contingent annuitant form described in subsection 5.2 or if a survivorship benefit is payable to a member's spouse under that subsection.

5.6.    Commencement of Benefits.  Except in the case of a member who attained age
        70-1/2 before January 1, 1988 and who has not been a 5 percent owner of an employer (as defined in Section 416(i) of the Code) for any plan year beginning after the year in which such member attained age 65-1/2, payment of a member's retirement income will commence no later than the March 31 of the calendar year next following the calendar year in which such member attains age 70-1/2 even though the member continues in the employ of an employer and has not incurred a retirement date.

                                SECTION 6

Disability Retirement Income

6.1. Disability Retirement. If a member who has completed 10 years of credited service:

        (a) Becomes disabled (physically or mentally) so as to be unable to perform the duties last assigned or offered to him by his employer;

        (b)  Such disability continues for a period of 26 consecutive weeks; and

        (c) In the opinion of the board, the member is likely to remain so disabled continuously and permanently during the balance of his life;

        He shall be retired at the end of the month in which he completes the 26-week period referred to in subparagraph (b) next above and shall receive a disability retirement income.

6.2.    Disability Exceptions.  Regardless of subsection 6.1, a member shall not be entitled to receive a disability retirement income if his disability is the result of:

        (a) Injury or disease sustained by the member as the result of willful and illegal participation in fights, riots, or civil insurrections, or committing a crime or attempting to commit a crime.

        (b) Injury or disease sustained by the member as the result of riding in an airplane except as (i) a fare-paying passenger on a legally licensed and regularly scheduled airplane or as (ii) a passenger on a legally licensed chartered airplane in connection with an employer's business.

        (c) Injury or disease sustained by the member while working for anyone other than the employers and arising out of such other employment.

        (d) Injury or disease sustained by the member while serving in the armed forces of any country.

        (e)  Any intentionally self-inflicted injury.

6.3.    Proof of Disability.  The board, before approving payment of any disability retirement income, will require proof in such form as the board may decide, including the certificate of a duly licensed physician selected or approved by the board, that the member has become disabled as provided above in this
        Section 6.  At least six months after the commencement of the disability retirement income, or more frequently if the board so decides, the board may similarly require proof of the continued disability of the member.

6.4. Amount of Disability Retirement Income. The amount of monthly disability retirement income for a member retiring on a disability retirement date shall be:

        (a) An amount equal to $23.00 (if a member retires on or after January 1, 1989 but before January 1, 1990); or $24.00 (if a member retires on or after January 1, 1990 but before January 1, 1991); or $25.00 (if a member retires on or after January 1, 1991 but before January 1,
             1992); or $26.00 (if a member retires on or after January 1, 1992 but before January 1, 1993); or $27.00 (if a member retires on or after January 1, 1993), whichever amount is applicable, multiplied by his total number of years of credited service at his disability retirement date; plus

        (b) For any month that the member is not receiving Disability Insurance Benefits under the Social Security Act, a supplemental payment equal to $23.00 (if a member retires on or after January 1, 1989 but before January 1, 1990); or $24.00 (if a member retires on or after January 1, 1990 but before January 1, 1991); or $25.00 (if a member retires on or after January 1, 1991 but before January 1, 1992); or $26.00 (if a member retires on or after January 1, 1992 but before January 1, 1993); or $27.00 (if a member retires on or after January 1, 1993), whichever amount is applicable, multiplied by his total number of years of credited service at his disability retirement date.

        No reduction in the amount of a member's disability retirement income will be made on account of worker's compensation insurance benefits or other payments to which he may be entitled under Federal or State law.

6.5.    Normal Form of Payment of Disability Retirement Income.  Unless payment is to be made in the optional form described in subsection 6.6, a member's disability retirement income determined under subparagraph 6.4(a) will be payable as of the end of each month, the first payment to be made as of the disabled member's disability retirement date, and the last payment to be the payment due:

        (a) As of the end of the month next preceding the month in which the member's death occurs; or

        (b) As of the end of the month in which the member attains age 65 years; or

        (c) As of the end of the month next preceding the month the member recovers from such disability.

        If a member who is retired because of disability continues to be disabled until the date he attains age 65 years, thereafter he will be entitled to a monthly retirement income, commencing with the month next following the month in which he attains age 65 years, determined in accordance with subsection 4.1 and payable in accordance with subsection 5.1 as if the date he attains age 65 years were his normal retirement date, except that his credited service, earnings, and average annual earnings at his disability retirement date will be used in determining his monthly retirement income under subsection 4.1.

6.6.    Optional Form of Payment of Disability Retirement Income.  In lieu of the normal form and amount of disability retirement income payable under subsection 6.5, a member's disability retirement income will be paid in the optional form described in this subsection if he has a spouse at the time of his disability retirement date (referred to herein as his "qualifying spouse") unless the member elects, within the 90-day period immediately preceding the date payment of such income commences, not to have payment made in the form described in this subsection and his qualifying spouse consents in writing to such election; such consent must acknowledge the effect of the election and be witnessed by a member of the board or a notary public.  Such income will be payable as at the end of each month, the first payment to be made as of the disabled member's disability retirement date, and shall be computed and payable in accordance with the following provisions:

        (a) A monthly retirement income will be paid to the member for his lifetime and, if he is survived by his qualifying spouse, a continuing monthly retirement income of 50 percent of the monthly amount paid to the member while living will be paid to such spouse for the balance of her lifetime. The amount of monthly retirement income payable to the member (and if she survives him, to his qualifying spouse) under the preceding sentence will be actuarially equivalent to a monthly retirement income payable to the member for his lifetime commencing on his disability retirement date, where the monthly amount thereof is the lesser of the monthly amount of his disability retirement income determined under subparagraph 6.4(a) or the monthly amount of the retirement income that is payable to the member commencing after he attains age 65 years determined under subsection 6.5. The monthly retirement income payable under this subparagraph will be discontinued in the event the member recovers from his disability prior to his attainment of age 65 years.

        (b) If the monthly amount of the member's disability retirement income determined under subparagraph 6.4(a) exceeds the monthly amount of his retirement income payable commencing after he attains age 65 years as determined under subsection 6.5, a monthly retirement income equal to such excess will be payable to the member (in addition to any payments determined under subparagraph 6.4(b) for any months for which such payments are due) commencing on his disability retirement date and continuing until the first to occur of his death, attainment of age 65 years, or recovery from disability. When such retirement income terminates, no further payments will be made with respect to such amount.

        (c) If the monthly amount of the member's retirement income payable commencing after he attains age 65 years as determined under subsection 6.5 exceeds the monthly amount of his disability retirement income determined under subparagraph 6.4(a), a monthly retirement income equal to such excess will be payable to the member for life commencing at the end of the month next following the month in which he attains age 65 years. If the member's qualifying spouse is living when he attains age 65 years, a retirement income actuarially equivalent to the retirement income described in the preceding sentence will be payable to the member for his lifetime and, if his qualifying spouse survives him, a continuing monthly retirement income of 50 percent of the amount paid to the member while living will be paid to such spouse for the balance of her lifetime. If the member dies before attaining age 65 years, no retirement income will be payable under this subparagraph, but a survivorship benefit may be payable to his qualifying spouse under subparagraph (d) below if she survives the member.

        (d) If a member for whom a retirement income would be payable under subparagraph (c) above dies before attaining age 65 years and is survived by his qualifying spouse, the amount of retirement income payable under subsection 6.5 when the member would have reached age 65 years will be determined in the manner described in subsection
             8.2. If the monthly amount of such preretirement death benefit payable commencing with the month next following the month in which the member would have attained age 55 years or, if later, the month in which the member's death occurred is greater than the monthly survivorship payments then payable to such qualifying spouse under subparagraph (a) above, then such greater benefit will be paid in lieu of the benefit provided under subparagraph (a).

        If a member makes a timely election not to have his disability retirement income paid in accordance with the subsection and the member's qualifying spouse consents thereto as provided at the beginning of this subsection, payment of disability retirement income and payment of any monthly retirement income that becomes payable when a member attains abe 65 years will be determined in accordance with subsection 6.5.

6.7     Recovery From Disability.  If a member who retired on a disability retirement date recovers from his disability before his normal retirement date, he will be entitled to a deferred retirement income under subsection
        67.2 based on his credited service, earnings, and average annual earnings at his disability retirement date, except that, if he is re-employed by an employer before his normal retirement date and again becomes covered by the plan, the retirement income to which he may be entitled at his later termination of employment or retirement will be computed upon the basis of his total earnings, average annual earnings, and credited service attributable to both his original employment and his period of re-
        employment.  If  it becomes necessary to determine such member's average annual earnings for purposes of subsection 4.1 and any part of the period used for determining such earnings falls within the period of his disability, he will be considered as having received earnings during such period of disability at the same rate as his annual rate of earnings in effect immediately before he became disabled.

                                SECTION 7

Termination of Service Before Retirement

7.1. Member's Contributions. Except as otherwise expressly provided in subsection 7.2 and Section 8:

        (a) On the death of a member while still in the employ of an employer and before his normal retirement date; or

        (b) On the resignation or dismissal of a member from the employ of all of the employers before he has become eligible to retire or be retired under the plan;

        He or his beneficiary will receive the member's "accumulated contributions"
        (i.e., the undistributed contributions made by him under the plan, with interest as computed in subsection 12.17), payable as of the end of the calendar month next following the month in which his termination of employment or death occurs.  If a member's employment terminates for any reason other than death after he has become eligible to retire under the plan (including early or disability retirement), he will be entitled to the retirement benefits provided by the plan and no return of his contributions will be made to him, except that in the event of his death after retirement such contributions will be paid to his beneficiary to the extent provided in Section 9.

7.2.    Deferred Retirement Income.  If a member's employment with the employers terminates because of his resignation or dismissal before he is eligible for retirement under the plan but after he completes 5 years of credited service, he will receive a deferred annual retirement income commencing as of the end of the month next following the month in which he attains age 65 years in an amount equal to the amount to which he would be entitled under subsection 4.1 if his date of termination were his normal retirement date, but based on his credited service and earnings up to the date of his termination.  A member who has completed 10 years of credited service may elect, in accordance with the provisions of subsection 7.3, to have his deferred annual retirement income commence as of the end of the month next following the month in which he attains age 55 years, or as of the end of any month thereafter, but the amount of such deferred annual retirement income will be reduced actuarially to take into account his younger age and the earlier commencement of his retirement income.  A member entitled to a deferred annual retirement income as provided above will not be entitled to receive payment of his accumulated contributions as provided in subsection
        7.1.

7.3.    Payment of Deferred Retirement Income.  The deferred annual retirement income payable to a member in accordance with subsection 7.2 will be payable in accordance with subsections 5.1 or 5.2, whichever is applicable, as though the date payment is to commence were his retirement date, without regard to any optional form of payment that the member may have elected under subsection 5.3.  The first payment will be made as of the end of the month next following the earlier to occur of:

        (a) The month in which he attains age 65 years (if the member is then living); or

        (b) If he has completed 10 years of credited service, the month for which he makes application for earlier payment under subsection 7.2; provided, however, that such application shall be in writing and filed with the board within a period of 90 days before the date such payment is to commence.

7.4     Death Before Payment Commences.  Unless the member is married on the date of his death (in which case subsection 8.2 applies), if a member is to receive a deferred annual retirement income under subsection 7.2 and dies before payments to him have commenced, his beneficiary will be entitled to receive the member's accumulated contributions payable as of the end of the calendar month next following the month in which such death occurs.  Such payments hall be in full satisfaction of all rights of the member or his beneficiary under the plan.

7.5.    Re-employment.  If a former employee of an employer is re-employed by any of the employers and at the time of his previous employment termination he was not entitled to a deferred retirement income under this plan or the original plan, his total number of years of credited service based on his prior employment will be disregarded for all purposes of the plan if his total number of consecutive years of break in service equals or exceeds the greater of five or his total number of years of credited service based on his prior employment; and such employee will be treated as a new employee for all purposes under the plan.  Except as provided in the preceding and following sentences, a former employee who is re-employed by an employer will retain credit for his earnings and years of credited service attributable to his original employment and if such employee was previously a member of this plan or the original plan, he will again become a member on the date of his re-employment provided that he satisfies the conditions for participation specified in subsection 2.1 of the plan.  If such employee, however, received a distribution of his accumulated contributions under this plan or the original plan as a result of his first termination of employment, he will not retain credit for his earnings and credited service based on the calendar years in the period of his prior employment during which he made the contributions included in such distribution unless he repays to the trustees of the trust the amount of such distribution together with interest thereon at the rate of interest specified in Section
        411(c)(2)(C) of the Internal Revenue Code from the date the distribution was made to the date repayment is made and such repayment is made prior to retirement or other termination of employment of such employee or, if later, the earlier to occur of the fifth year following the date on which the member is re-employed by an employer or the close of the first period in which such member incurs five consecutive one-year breaks in service commencing after the date of such distribution.  If a re-employed employee was entitled to a deferred retirement income under this plan or the original plan at the time of his original employment terminated, the retirement income that he is entitled to receive under the plan will be recomputed when he subsequently terminates employment on the basis of his earnings and total credited service up to that date.  In administering the provisions of this subsection, the board shall take into account the provisions of subsections 11.1 and 11.2 and any rules established by the board pursuant to subsection 11.2.

7.6.    One-Year Breaks In Service.  A "one-year break in service" will occur at the end of the year of employment in which an employee's employment with all employers terminates if the employee does not have more than 500 hours of service during that year, or otherwise at the end of the next following
        12-month period which would constitute a year of employment if the employee were employed for such period.  Each additional 12-month period thereafter during which such former employee remains out of the employ of the employers will be an additional one-year break in service.  In the case of a maternity or paternity absence (as defined below) which commences on or after January 1, 1985, an employee shall be credited, for the year of employment (or 12-month period referred to above) in which he otherwise would have first incurred a one-year break in service (and solely for purposes of determining whether such a break in service has occurred), with the hours of service which normally would have been credited to him during such year or 12-month period but for such absence (or, if the board is unable to determine the hours which would have been so credited, 8 hours for each workday of such absence).  A maternity or paternity absence means an employee's absence from work because of the pregnancy of the employee or birth of a child of the employee, the placement of a child with the employee in connection with the adoption of such child by an employee, or for purposes of caring for the child immediately following such birth or placement.  The board may require the employee to furnish such information as the board considers necessary to establish that the employee's absence was for one of the reasons specified above.

                                SECTION 8

Preretirement Death Benefit

8.1.    Preretirement Death Benefit.  If a member has attained the age and completed the number of years of credited service required to retire early under the plan, he will have qualified for a preretirement death benefit.
        If, after qualifying for such benefit, a member dies while still in the employ of an employer but before his normal retirement date, there shall be payable to such member's beneficiary a death benefit in the form and amount determined as follows:

        (a) Amount of Death Benefit Payments. In the event of death occurring under the conditions stated above, a monthly income will be paid to the member's designated beneficiary in an amount determined as follows:

             (i) First, the board shall determine, as of the end of the month in which the member's death occurs, the lump sum amount that is the actuarial equivalent of a deferred life annuity of an annual amount (payable in monthly installments commencing on the member's normal retirement date) equal to the amount of annual retirement income determined pursuant to subsection 4.2, without regard to the reduction specified in that subsection in the event of retirement before age 62 years, as if the end of the month of his death were his early retirement date.

             (ii) Next, after determining the lump sum amount under subparagraph (i) next above, the board shall then determine, on an actuarial basis, the amount of monthly income (or other form of approved payment) that can be provided by such reduced lump sum amount, taking into account for this purpose the form or method of payment that has been designated by the deceased member in accordance with subparagraph (b) next below. Such monthly income ( or other form of payment) will be payable to the member's beneficiary in accordance with the form or method of payment so designated.

        The determination of the amount of preretirement death benefit payable under this subsection will be based on actuarial factors, assumptions, and tables adopted by the board from time to time for such purpose.

        (b) Designation of Beneficiary. If a member is married at the time of his death, the member's spouse shall be the primary beneficiary of any benefits payable under this subsection 8.1 unless the member designates another person as a primary beneficiary and the member's spouse consents to the designation in writing and such consent acknowledges the effect of the designation and is witnessed by a member of the board or a notary public. Subject to the preceding sentence, a member may designate his spouse or such other person or persons (who may be designated concurrently, contingently, or successively) to whom a pre-retirement death benefit is to be paid in the event of the member's death after having qualified for such benefit. A member's beneficiary designation form shall be effective only when signed by the member and filed with the board while the member is alive. Subject to the spousal consent requirement described above in this subparagraph, the member may change his beneficiary or method of payment at any time by filing a new beneficiary designation form with the board, which form will be effective only when filed with the board while the member is alive.
             A person who is a beneficiary for purposes of this subsection shall not be a beneficiary with respect to any other benefits provided under the plan unless designated as a beneficiary for purposes of such other benefits in an appropriate option form or beneficiary designation form. If a subsection and the deceased member does not have a surviving spouse or had failed to designate a beneficiary or the person designated as the member's beneficiary dies before the complete payment of such benefits, the board may direct the trustee to make payment of such benefit or any remaining portion thereof in the manner permitted under subsection 12.16 and, where necessary, the board may designate the method of payment to be used in determining the amount of such benefit and how it is to be paid.

        (c) Method of Payment. If a preretirement death benefit becomes payable under this subsection to the member's spouse, such benefit will be paid to the spouse in the form of monthly income payments for the lifetime of the spouse except that the spouse may elect (before payment of the benefit commences) to have the benefit paid in any other form that would be permissible under the provisions set forth below. Subject to the foregoing, a member may specify in the beneficiary designation form filed with the board one of the following methods of payment to be used in paying any benefits that become payable under this subsection to the member's beneficiary:

             (i) Monthly income payments payable to a designated beneficiary for a period certain of not less than 60 nor more than 240 months (but not exceeding the beneficiary's life expectancy), with provision for paying the commuted value of any remaining payments if the beneficiary dies before the end of the period certain;

             (ii) Monthly income payments for the lifetime of a designated beneficiary and for a period certain of not less than 60 nor more than 240 months (but not to exceed the life expectancy of the beneficiary), with provisions for payment of a commuted value of any remaining payments if the beneficiary dies before the end of the period certain;

        Payment of such benefits must commence as of the last day of the month next following the month in which the member's death occurs.  If the method of paying such death benefit provides for monthly or periodic payments to a primary beneficiary, upon the death of such primary beneficiary any remaining payments that are then payable, in the discretion of the board
        (unless required by the method of payment that was designated), may be commuted to their then present lump sum value and be paid as a lump sum distribution to the person or persons entitled thereto.

        (d) Termination of Death Benefit Coverage. A member who has qualified for a preretirement death benefit under this subsection 8.11 will cease to be qualified for such benefit on the first of the following events to occur:

             (i)     The member's normal retirement date.

             (ii) The last day of the month in which the member's termination of employment occurs because of retirement or other reason (other than death) prior to his normal retirement date.

             Once a member ceases to be qualified for such benefit, no benefits whatsoever shall be paid under this subsection unless the member again becomes qualified for a preretirement death benefit while still in the employ of the employer and dies while so qualified.

        If a preretirement death benefit becomes payable under this subsection, such benefit will be in lieu of any other form of death or survivorship benefit payable under the plan, except as provided in Section 9.

8.2.    Preretirement Death Benefit - Deferred.  If a member has 5 years of credited service and dies before his normal retirement date and is not eligible for a preretirement death benefit under subsection 8.1 above, there shall be payable to the member's surviving spouse a monthly death benefit of 50 percent of the amount of monthly deferred vested benefit
        (computed pursuant to subsection 7.2 but reduced actuarially to take into account the commencement of retirement income before the member would have attained age 65) to which the member would have been entitled, if his benefits were payable in the form specified in subparagraph 5.2, commencing on his normal retirement date or, if the member has completed 10 years of credited service, the last day of the month next following the month in which his 55th birthday occurs (or, if later, the month in which his death occurs).  Such death benefit is payable only to the surviving spouse of a deceased member who had at least one hour of service under the plan on or after January 1, 1974, and only in cases of death occurring after August
        22, 1984 and is payable regardless of whether the member's death occurs while employed by an employer or after the member's employment with the employers had terminated but before payment of the member's retirement benefits has commenced.  Payment of the benefit to the surviving spouse will commence, if such spouse is then living, on the member's normal retirement date or, if applicable, the last day of the month next following the month in which the deceased member's 55th birthday would occur or, if later, the month in which his death occurs and will continue for the balance of the spouse's lifetime.  If a preretirement death benefit becomes payable under this subsection, such benefit will be in lieu of any other form of death or survivorship benefit payable under the plan, except as provided in Section 9.  If a death or survivorship benefit becomes payable under subsection 6.6, such benefit will be in lieu of any death benefit payable under this subsection.


                                SECTION 9

Death After Retirement

Death benefits attributable to a member's contributions will be payable under the following conditions:

        (a)  Death benefits will be limited to the excess, if any, of:

             (i)     The member's accumulated contributions, over

             (ii) The aggregate of the retirement income payments made to the member before his death plus any such payments paid or payable to any other person following the member's death.

        (b) When payments are to be made to another person following the member's death, no death benefits attributable to the member's contributions will be paid until the last to die of the member and the persons entitled to receive retirement income following the member's death.

                               Section 10

Contribution

10.1.   Contributions By Members.  Prior to September 30, 1974, employees who were members of the plan were required to make contributions under the plan.  On and after September 30, 1974, no further contributions by members have been required and none will be permitted under the plan.

10.2.   Employer Contributions.  Subject to the provisions of Section 14, the employers expect and intend to contribute to the trustee under the trust from time to time such amounts as are required under accepted actuarial principles to maintain the plan as a qualified employee pension plan meeting the requirements of Section 401(a) of the Internal Revenue Code.
        In this regard, each employer will maintain a funding standard account which shall be charged and credited each year in accordance with the provisions of Section 412 of the Internal Revenue Code.  Subject to the
        provisions of Section 14, any excess funds in the trust at any time attributable to forfeitures arising with respect to the employees or former employees of an employer will be applied to meet the costs of the plan thereafter incurred or accrued with respect to that employer's employees and will not be used to provide benefits for members in excess of those to which they are entitled under the plan.

                               SECTION 11

Change in Employment Status

11.1    Employees Transferred Out of Coverage.  If, on or after January 1, 1973, a member's employment is changed so that he no longer meets the requirements of subparagraphs 2.1(d) and (3) or is transferred to employment with a controlled group member (as described in subsection 12.8) which is not an employer under this plan, he shall continue to accrue credited service under this plan while continuing in the employ of any of the employers or controlled group members for purposes of determining his (or his beneficiary's) eligibility to receive retirement or other benefits
        (including death benefits) under this plan.  Upon such change in employment status, however, his earnings and credited service occurring thereafter shall be disregarded for purposes of determining the amount of any benefits that he (or his beneficiary) is or will be entitled to receive under this plan unless he later again meets the requirements of subparagraphs 2.1(d)
        and (3) while in the employ of an employer.  The amount of any benefits that such member (or his beneficiary) may be eligible to receive under the plan shall be based on his contributions, earnings, and credited service for the period that he was covered by the original plan (provided he was covered by this plan on January 1, 1973) and for the period that he was covered by this plan on and after January 1, 1973, but disregarding any credited service for a period that he was eligible, but has not elected, to become a member of this plan or the original plan.  The amount of such benefits, except for benefits determined under subparagraph 4.1(b), will be determined in accordance with the provisions of the plan as in effect at his retirement date or earlier termination of employment; and the amount of such benefits determined under subparagraph 4.1(b) will be determined in accordance with the provisions of the plan as in effect at the time of his change in employment status.

11.2    Employees Transferred To Coverage.  If an employee of an employer who is a member of Consolidated Employees' Retirement Plan or Castle Rock Hourly
        Retirement Plan (referred to below as the "other plans") is transferred to employment outside of a group or class of employees covered by the other plans, such employee shall automatically become a member of this plan as of the date of such transfer, provided he then meets the eligibility requirements of subparagraphs 2.1(d) and (e).  The benefits provided under this plan for such member shall be determined under (a) or (b) below:

        (a) The benefits provided in subsection 4.1 for such member shall be determined without regard to subparagraph 4.1(b) and shall be based on the contributions, if any, made by him, his earnings, and credited service from the date of such transfer and while he remains a member of this plan. His credited service accumulated prior to such transfer, however, will be taken into account in determining his eligibility to receive benefits under the plan.

        (b) Subject to subsection 11.1, any benefits provided under this plan in accordance with subparagraph 4.1(b) for such member shall be based on his earnings and credited service and determined under the assumption that he had become a member of this plan as of the date he became a member of one of the other plans (or the original plan) and had made all contributions required of him under the plan or plans. The amount of such benefits, however, will be reduced by the amount of retirement benefits that such member may become eligible to receive under the other plans.

             Such member's retirement benefits will be computed under both (a) and
             (b) above, and the member shall be entitled to receive the greater of the benefits determined under those subparagraphs. The board may establish rules for determining benefits of members who incur multiple transfers, or incur transfers either prior or subsequent to a break in employment, between this plan and the Other Plans, which rules shall reflect the principals expressed in this subsection and subsections 4.3, 7.5, and 11.1.

11.3. Payments From One Source. If a member is entitled to receive retirement benefits under this plan as well as other retirement or pension plan maintained by any of the employers, appropriate amounts may be transferred to or from the trust so that his entire retirement benefits provided under all such plans may be payable from one source.

                               SECTION 12

General Provisions

12.1. Notices. Each member and each designated beneficiary must file with the board from time to time in writing his post office address and each change of post office address. Any communication, statement or notice addressed to a member or beneficiary at his last post office address filed with the board, or if no address was filed with the board, then at his last post office address shown on his employer's records, will be binding on the member and his beneficiary for all purposes of the plan. Neither the board, the employers, nor the trustee shall be obliged to search for or ascertain the whereabouts of any member or beneficiary.

12.2. Information to be Furnished by the Employers. Each employee shall furnish the board with such data and information as may be required to manage the plan.

12.3.   Information to be Furnished by Members.  In addition to the information required under subsection 12.1, members and their beneficiaries must furnish the board with such evidence, data, or information as it considers desirable to carry out the plan.  The benefits of the plan for each person are upon the condition that he promptly furnish true and complete evidence, data, and information required by the board.

12.4.   Action Taken by Employers.  Any action taken by an employer with respect to the plan shall be by resolution of its Board of Directors or by a person or persons authorized by resolution of its Board.

12.5.   Interests Not Transferable.  The interests of persons entitled to benefits under the plan are not subject to their debts or other obligations and, except as may be required by the tax withholding provisions of the Internal
        Revenue Code or any state's income tax act or pursuant to a qualified domestic relations order as defined in Section 414(p) of the Internal
        Revenue Code, may not be voluntarily or involuntarily sold, transferred, alienated, assigned, or encumbered.

12.6.   Facility of Payment.  When, in the board's opinion, a member or beneficiary is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, the board may direct that payments be made to his legal representative, or to a relative or friend of such person for his benefit, or the board may direct that payments be applied for the benefit of the member or beneficiary in any way the board considers advisable.

12.7. Absence of Guaranty. Neither the board, the employers, nor the trustee guarantee the trust fund from loss of depreciation nor do they guarantee any payment to any person. The liability of the trustee to make any payment under the plan is limited to the available assets of the trust fund.

12.8.   Other Employment.  If an employer is, or was at any time, a member of a
        "controlled group of corporations" (within the meaning of Section 1563(a)
        of the Internal Revenue Code), employment of an employee or member by any of the corporations in such group will be considered as employment with an employer for purposes of determining the employee's or a member's year of service, credited service, hours of service, retirement date, employment termination, and breaks in service.  No retirement income or other benefits provided by the plan, however, will be based on any service with any such corporations (other than an employer), and no employee of any such corporations (other than an employer) may become a member of the plan.
        Except as provided above, a member receiving monthly retirement income will continue to be entitled to such income regardless of other employment or self-employment.

12.9. Employment Rights. The plan does not constitute a contract of employment. Membership in the plan does not give any employee the right to be retained in the employ of any employer or any right or claim to any benefit under the plan unless such right or claim has specifically accrued under the terms of the plan.

12.10.  Board's Decision Final.  Any interpretation of the plan and any decision on any matter within the board's discretion made by it in good faith is binding on all persons.  A misstatement or other mistake of fact shall be corrected when it becomes known, and the board shall make such adjustment on account thereof as it considers equitable and practicable.

12.11. Actuarial Equivalent. A retirement income or plan benefit shall be actuarially equivalent to any other retirement income or plan benefit if the actuarial reserve required to provide such retirement income or plan benefit is equal to the actuarial reserve required to provide such other retirement income or plan benefit, computed on the following bases: the normal form of benefit under the plan is a straight life annuity; the interest assumption is six percent; and the mortality assumption is based on the UP Mortality Table with no age set back for set forward.

12.12. Litigation by Participants or Other Persons. To the extent permitted by law, if a legal action begun against any employer or any officer thereof, the board or any member thereof, or the trustee by or on behalf of any person results adversely to that person, or, if a legal action arises because of conflicting claims to a member's benefits, the cost to an employer or officer thereof, the board or any member thereof, or the trustee of defending the action will be charged to such extent as possible to the sums, if any, that were involved in the action or were payable to, or on account of, the member concerned.

12.13. Evidence. Evidence required by anyone under the plan may be by certificate, affidavit, document, or other information to which the person acting on it considers pertinent and reliable, and signed, made, or presented by the proper party or parties.

12.14. Waiver of Notice. Any notice required under the plan may be waived by the person entitled to notice.

12.15. Gender and Number. Where the context admits, words denoting men include women, the plural includes the singular, and the singular includes the plural.

12.16.  Designation of Beneficiary.  Each member from time to time, by signing and filing a form furnished by the board, may designate any person or persons
        (who may be designated concurrently, contingently, or successively) to whom any benefits payable at his death are to be distributed.  A beneficiary designation form will be effective only when it is signed and filed with the board while the member is alive and will cancel all beneficiary designation forms previously signed and filed with the board.  A member may designate a beneficiary for purposes of benefits that may become payable in accordance with an optional form of benefit elected by him under subsection
        5.3 and, if he so desires, may also designate a beneficiary for purposes of distribution of any death benefits that are payable independently of any optional form of benefit.  If a deceased member failed to designate a beneficiary as provided above, of if the beneficiary designed by a deceased member dies before him or before complete payment of the member's benefits, the board, in its discretion, may direct that payment of such benefits be made as follows:

        (a) To or for the benefit of any one or more of the member's relatives by blood, marriage, or adoption and in such proportions as the board determines; or

        (b) To the legal representative or representatives of the estate of the last to die of the member and his designated beneficiary.

        The term "designated beneficiary," as used in the plan, means the person or persons designated by a member as his beneficiary in the last effective form filed with the board under this subsection.  The term "beneficiary,"
        as used in the plan, means the person or persons to whom a deceased member's benefits are payable in accordance with this subsection.

12.17. Interest. The term "interest," as used in the plan with respect to a member's contributions, means:

        (a) Interest at the rate of 2 percent per annum, compounded annually, with respect to any period prior to January 1, 1960.

        (b) Interest at the rate of 3 percent per annum, compounded annually, with respect to any period after December 31, 1959 and prior to January 1, 1969.

        (c) Interest at the rate of 4 percent per annum, compounded annually, with respect to any period after December 31, 1968 and prior to January 1, 1976.

        (d) Interest at the rate of 5 percent per annum compounded annually, with respect to any period after December 31, 1975 and prior to January 1, 1989.

        (e) Interest at the rate calculated under Section 411(c)(2)(C)(iii) of the Code with respect to any period after December 31, 1988.

        Interest on such amounts shall be computed annually until the member's normal retirement date, or, if earlier, the date such amounts become distributable to or for the benefit of the member.

12.18.  Small Amounts.  If upon a member's retirement or other termination of employment, the actuarially equivalent single-sum value of a member's retirement income or any preretirement death benefit payable under Section
        8 of the plan is less than $3,500, the Board will direct that a lump-sum payment of such amount be paid to the member or the member's beneficiary.
        For purposes of this subsection, a member's single-sum value shall be determined as of the date of distribution by using an interest rate not greater than (i) the applicable rate (as defined below) if the single-sum value using such rate does not exceed $25,000, or (ii) 120 percent of the applicable rate if the single-sum value using the applicable rate exceeds
        $25,000; provided  that a single-sum value determined by using 120 percent of the applicable rate may never be less than $25,000.  The term
        "applicable rate" means the interest rate which would be used (as of the date of distribution) by the Pension Benefit Guaranty Corporation for
        purposes of determining the present value of a lump-sum distribution on plan termination.  Payment of such lump-sum amount shall be in full satisfaction of all rights of the member or beneficiary under the plan and his years of employment before his termination of employment shall be disregarded in determining his credited service under the plan upon his re-
        employment.

12.19.  Uniform Rules.  In managing the plan, the board will apply uniform rules to all members who are similarly situated.

12.20. Controlling Laws. Except to the extent superseded by the laws of the United States, the laws of Wisconsin shall be controlling in all matters relating to the plan.

12.21. Severability. In the event any provisions of the plan shall be held illegal or invalid, such illegality or invalidity shall not affect the remaining provisions of the plan, and the plan shall be construed and enforced as if such illegal or invalid provisions had never been incorporated in the plan.

12.22.  Fiduciary Responsibility.  Each fiduciary, with respect to the plan shall carry out its or their responsibilities in accordance with the fiduciary requirements set forth in Part 4, Title 1 of the Employee Retirement Income
        Security Act of 1974.

12.23. Benefit Claim. In the event an application for benefits under the plan is denied in whole or part, notice of the decision to deny such application shall be promptly furnished to the applicant. Each notice of denial of an application shall contain the following information.

        (a)  The reason or reasons for the denial;

        (b)  Reference to any pertinent plan provisions;

        (c) A description of any additional material or information necessary for the applicant to perfect his application and an explanation of why such material or information is necessary; and

        (d)  An explanation of the plan's review procedure described below.

        Each applicant, by writing filed with the board no later than 180 days after an application for benefits is denied, may request a review by the board. In this regard, each applicant (or his duly authorized representative) may review pertinent documents relative to the application for benefits and the denial thereof, and may submit issues and comments in writing to the board. The board shall decide upon an applicant's request to review a denied application no later than 60 days after the request for the review is received, unless special circumstances (such as the need to hold a hearing) require an extension. In such event, a decision shall be made by the board as soon as possible but no later than 120 days after receipt of the request for review. Each decision on a request for review shall be in writing and shall contain reference to any pertinent plan provisions upon which the decision is based.

12.24. Indemnification. Any persons who are or were directors, officers, or employees of the employers, or members of the board, and each of them, shall be indemnified and saved harmless by their respective employer (to the extent such persons are not indemnified or saved harmless under liability insurance contracts) from and against any and all liability or claim of liability to which such persons may be subjected by reason of any act done or omitted to be done in good faith with respect to the establishment, maintenance, and administration of the plan and trust, including all expenses reasonably incurred in their defense if the employers fail to provide such defense after having been requested in writing to do so.

12.25. Additional Employers. Any subsidiary of Consolidated may adopt the plan and become a party to the trust by:

        (a) Filing with Consolidated, the board, and the trustee a written instrument to that effect; and

        (b) Filing with the trustee and the board, a certified copy of a resolution of the Board of Directors of Consolidated consenting to such action.

                               SECTION 13

No Interest in Employers

The employers shall not have any right, title, or interest in the trust fund, nor will any part of the trust fund at any time revert or be repaid to any employer, directly or indirectly, except that:

        (a) Any amounts remaining in the portion of the trust fund that is attributable to prior contributions made by an employer because of an erroneous actuarial assumption and after provision for the satisfaction of all vested and contingent liabilities or obligations to persons entitled to benefits under the plan from such portion of the trust fund will be returned to the employer.

        (b) If the Internal Revenue Service initially determines that the plan, as applied to a corporation that becomes an employer after the effective date, does not meet the requirements of Section 401(a) of the Internal Revenue Code, any trust assets attributable to contributions made by the employer will be returned to it.

                               SECTION 14

Amendment or Termination

14.1 Amendment. While the employers expect to continue the plan, Consolidated must necessarily reserve and reserves the right, subject to Section 13, to amend the plan from time to time, except as follows:

        (a) The duties and liabilities of the board under the plan cannot be changed substantially without its consent.

        (b) No amendment will reduce a member's benefits to less than an amount equal to the benefits he would be entitled to receive if he resigned from the employ of the employers on the date of the amendment.

        (c) Except as provided in Section 13, under no condition shall an amendment result in the return or repayment to an employer of any contributions made by it under the plan, or the income attributable to them, or result in the distribution of any such funds for the benefit of anyone other than employees and former employees of the employers, and their beneficiaries, entitled to benefits under the plan.

14.2.   Termination.  Consolidated reserves the right to terminate the plan at any time.  The plan will terminate on the date it is terminated by Consolidated and notice of such termination is filed by the board with the Pension
        Benefit Guaranty Corporation in accordance with rules and regulations established by the Pension Benefit Guaranty Corporation.  The actual date of termination will be the date established by the board in such notice subject to the provisions of Section 4048 of the Employee Retirement Income
        Security Act of 1974.  In the event the plan is terminated, the assets held in the trust attributable to the plan will be allocated to the members, including methods and priorities of allocation described in subsection
        14.3.  A partial termination of the plan shall be deemed to occur on the date the Internal Revenue Service determines that such partial termination has occurred or the date Consolidated designates a partial termination under the plan.  In the event the plan is terminated or a partial termination of the plan occurs, each member affected by the termination or partial termination will cease to accrue benefits under the plan and the rights of each affected member to benefits accrued to such date, to the extent funded as of such date, shall be fully vested and nonforfeitable.

14.3.   Distribution on Termination.  In the event the plan is terminated, the assets comprising the trust fund and attributable to the plan, after payment of all expenses of administration and liquidation allocable to such plan assets, shall be allocated and distributed to such members and other persons in accordance with the provisions of Section 4044 of the Employee
        Retirement Income Security Act of 1974 and the regulations issued thereunder, in the following manner and order to the extent of the sufficiency of such plan assets.

        (a) First, to each member or other person, the portion of a member's accrued benefit to which the member or such other person is entitled which consists of the accrued benefit derived from the member's contributions.

        (b) Next, equally among the members or persons in the following two classes:

             (i) To each person who was receiving a benefit under the plan as of the beginning of the three-year period ending on the date of termination of the plan, the portion of such person's benefit which constitutes the smallest benefit payable to such person under the terms of the plan as in effect during the five-year period ending on the date of termination; and

             (ii) With respect to each person who was not receiving a benefit under the plan as of the beginning of the three-year period ending on the date of termination, but who would have been receiving a benefit if the member had retired prior to the beginning of such three-year period and commenced receiving benefits in the normal form and amount, the portion of such person's benefit which constitutes the smallest benefit which would have been payable to such person under the terms of the plan as in effect during the five-year period ending on the date of termination.

        (c) Next, to each person who was entitled to a benefit under the plan as of the date of termination of the plan, the portion of such benefit which constitutes a guaranteed benefit under Title IV of the Employee Retirement Income Security Act of 1974 [determined without regard to
             Section 4022(b)(5) thereof] or which would have constituted a guaranteed benefit if Section 4022(b)(6) of such Act did not apply, properly adjusted for any allocation of assets with respect to such benefit made under subparagraphs (a) and (b) next above.

        (d) Next, to each person who was entitled to a benefit under the plan as of the date of termination of the plan, such person's nonforfeitable benefit, properly adjusted for any allocation of assets with respect to such benefit made under subparagraphs (a), (b), and (c) next above.

        (e) Finally, to each person who was a member of the plan on the date of termination of the plan, such person's benefit under the plan accrued up to that date, properly adjusted for any allocation of assets with respect to such benefit made under subparagraphs (a), (b), (c), and
             (d) next above.

        In making such allocations, the benefits contemplated under subparagraph
        (a) next above shall be completely provided for before any allocations are made under subparagraphs (b), (c), (d), and (e) next above, and the allocations provided for in subparagraph (b) next above shall be completely provided for before making any allocations under subparagraphs (c), (d), and (e) next above, and so forth.  In the event that the assets available for allocation under subparagraph (a), (b), or (c) next above are not sufficient to satisfy in full the benefits of all persons described in each of those subparagraphs, the assets shall be allocated pro rata among such persons on the basis of the lump sum actuarially equivalent value (as of the date of termination of the plan) of their respective benefits described in that subparagraph, in the sequential order provided in the preceding sentence.  In the event that the assets available for allocation under subparagraph (d) next above are not sufficient to satisfy in full the benefits of persons described in that subparagraph, except as provided in the following sentence the assets shall be allocated to each such person on the basis of such person's benefit determined in accordance with the terms of the plan in effect at the beginning of the five-year period ending on the date of termination of the plan, properly adjusted for any allocation of assets with respect to such person's benefit made under subparagraph
        (a), (b), or (c) next above.  If the assets available for allocation under subparagraph (d) next above are sufficient to satisfy the benefits described in the preceding sentence, then the benefits of persons described in that subparagraph shall be determined on the basis of the plan as amended by the most recent plan amendment effective during such five-year period under which the assets available for allocation are sufficient to satisfy in full the benefits of such persons, and any assets remaining to be allocated under said subparagraph shall be allocated on the basis of the plan as amended by the next succeeding plan amendment effective during such period.  In the event that there are not sufficient assets to make the allocation under subparagraph (e) next above, the allocation otherwise to be made under that subparagraph shall be proportionately reduced.  For purposes of the plan, the "accrued benefit derived from the member's contributions" means the amount of monthly retirement income or deferred retirement income commencing at a member's normal retirement date and payable in the normal amount and method of payment equal to 1/12 of 10 percent of the member's accumulated contributions or, if such benefit is paid in a form other than the normal form or at some other date, the actuarial equivalent thereof.  A member's "accumulated contributions" means an amount equal to the total undistributed contributions made by the member under the plan plus interest thereon (as computed in subsection 12.17) up to the member's normal retirement date.  Distribution may be made in cash or property or partly in each, provided property is distributed at its fair market value as of the date of distribution as determined by the trustee.
        If the board so determines, and with the consent of Consolidated, the benefits distributable hereunder to any member who continues in the employ of an employer may be retained in the trust fund until the member's employment with all employers and controlled group members is terminated.

14.4    Plan Merger or Consolidation.  In the event of a merger or consolidation of the plan with, or transfer of assets or liabilities of the plan to, any other plan, each member in the plan will receive a benefit under such other plan immediately after the merger, consolidation, or transfer (if the plan then terminated) which is at least actuarially equivalent to the benefit the member would have been entitled to receive immediately before the merger, consolidation, or transfer (if the plan had been terminated).

14.5 Notice of Amendment or Termination. Members will be notified of an amendment or termination within a reasonable period of time.

                               SECTION 15

Restrictions on Benefits

15.1 Maximum Benefit Limitations. Notwithstanding any other provisions of the plan, the following maximum benefit limitations shall be applicable to any retirement income benefit payable to a member under the plan:

        (a) A member's projected "annual benefit" (as defined below) shall not, at any time during a plan year, exceed $98,064 (or such greater amount as may be prescribed by regulations issued by the Internal Revenue Service). A member's projected "annual benefit" determined as of the end of each plan year is the annual benefit expected to be paid to the member on his normal retirement date in the normal amount and method of payment, based on the assumption that he continues in employment covered by the plan until his normal retirement date, that his earnings received for the plan year in which the projected annual benefit is being determined is the same amount he would receive in each successive plan year until his normal retirement date, and that all provisions of the plan as in effect for the plan year in which such projection is being made would continue in effect for all future plan years.

        (b) In the event the annual benefit provided under the plan is to be paid in a form other than the normal method of payment, the annual benefit provided under the plan, for purposes of applying the limitations of subparagraph (a) above, shall be adjusted to an actuarially equivalent benefit payable in the normal method of payment.

        (c) In the event the annual benefit provided under the plan commences before the member's Social Security retirement age [as defined in
             Section 415(b)(8) of the Code], the annual benefit, for purposes of applying the limitations of subparagraph (a) above, shall be adjusted downward to the actuarial equivalent of an annual benefit commencing at the member's Social Security retirement age. For purposes of adjusting any benefit under this paragraph or paragraph (b), the interest rate assumption shall not be less than the greater of 5 percent of such other rate specified by the plan.

        (d) In the event the annual benefit provided under the plan commences after the member's Social Security retirement age, the annual benefit, for purposes of applying the limitations of subparagraph (a) above, shall be adjusted upward to the actuarial equivalent of an annual benefit of $98,064 commencing at the member's Social Security retirement age. For purposes of adjusting the benefit under this paragraph, the interest rate assumption shall not be greater than the lesser of 5 percent or such other rate specified by the plan.

        (e) In the case of a member with less than 10 years of participation in the plan, the limitations provided in subparagraphs (a) through (d) above, whichever are applicable, shall be multiplied by a fraction, the numerator of which is the number of member's years of participation and the denominator of which is ten.

        (f) In no event shall a member's annual benefit as at the end of any plan year exceed 100 percent of the member's average compensation for the three consecutive calendar years of his employment with the employers (or his actual number of years of employment if less than three) in which his aggregate compensation from the employers was the greatest. In the case of a member with less than 10 years of credited service, the foregoing limitation shall be multiplied by a fraction, the numerator of which is the number of the years of the member's credited service and the denominator of which is ten.

        (g) If a member in this plan also is a participant in a defined contribution plan maintained by an employer or member of a controlled group of corporations, the aggregate benefits payable to or contributions made for, or on account of, him under both plans will be determined in a manner of consistent with Section 415(e) of the Code. Accordingly, in general, there will be determined with respect to this plan and the defined contribution plan a fraction indicating the ratio (i) the member's benefits or contributions under each of said plans to (ii) the maximum plan benefits or contributions (as adjusted pursuant to Section 415(e) of such Code) that could be provided for him in accordance with said Section 415. For the purpose of determining such fractions all defined contribution plans maintained by the employers and controlled group members in which the member participates shall be aggregated. If the sum of such fractions determined with respect to the member for any plan year exceeds 1.0, it is intended that the annual additions for the member under the defined contribution plan for the plan year be reduced before any reduction is made in such member's annual benefit under this plan.

        (h) In no event shall the provisions of this subsection reduce the annual benefit of a member below such member's accrued benefit as of December 31, 1986 (determined under the terms of the plan as in effect on May 5, 1986 as through the member had terminated employment on December 31, 1986) or any other "grandfather" amount contained in the Code.

15.2.   Temporary Restrictions.  Regardless of any other provisions of the plan, the benefits for certain numbers are subject to the following restrictions:

        (a) Until January 1, 1985 (the "first unrestricted date"), the benefits for a member whose (1) anticipated annual retirement income will exceed $1,500 and (2) who was one of the 25 highest-paid employees of an employer on January 1, 1975, will be paid in full to the extent provided by the employers' contributions to the trustee not exceeding the greatest of:

             (i)     $20,000; or

             (ii) The sum of (A) the employers' contributions to the trustee which would have been applied to provide his benefits under the plan if the plan had been terminated on December 31, 1974 plus (B) an amount equal to 20 percent of the first $50,000 of the annual average of his compensation received from the employers during the latest five-year period of his active employment (or, if he was employed by the employers for less than five years, then the annual average of his compensation during the entire period of his employment) multiplied by the number of years elapsed since December 31, 1974 during which the full current costs of the plan were met; or

             (iii) The amount of the employers' contributions which would have been applied to provide his benefits if the plan, as in effect on December 31, 1974, had continued in effect without change; or

             (iv)    If such member is not a "substantial owner" as defined in
                     Section 4022(b)(5) of the Employee Retirement Income Security Act of 1974 ("ARISE"), an amount equal to the present value of the maximum benefit described in Section 4022(b)(3)(B) of ARISE [determined on the earlier of the date the plan terminates or the date his benefits commence in accordance with Pension Benefit Guaranty Corporation ("PBGC") regulations] without regard to any other limitations in Section 4022 of ARISE; or

             (v) If such member is a substantial owner, an amount equal to the present value of the benefit guaranteed for such member (or which would be guaranteed if the plan terminated on the date his benefits commence) under Section 4022 of ARISE, determined in accordance with PBGC regulations.

        (b) After January 1, 1976, a member's "restricted date" will be the effective date of any amendment to the plan which increases benefits and which increases substantially the extent of possible discrimination under regulations issued by the Internal Revenue Service or the date as of which the plan first becomes effective as to an employer. A member's "unrestricted date" shall mean the tenth anniversary of any restricted date occurring after January 1, 1976. The benefits for a member whose (1) anticipated annual retirement income will exceed $1,500 and (2) who was one of the 25 highest-paid employees of an employer on a restricted date will be paid in full to the extent provided by the employers' contributions to the trustee not exceeding the greatest of:

             (i)     $20,000; or

             (ii) The sum of (A) an amount equal to 20 percent of the first $50,000 of the annual average of his compensation received from the employers during the latest five-year period of his active employment (or if he was employed by the employers for less than five years, then the annual average of his compensation during the entire period of his active employment) multiplied by the number of years elapsed since the restricted ate during which the full current costs of the plan were met plus, in the event the plan was maintained by an employer immediately preceding the restricted date,
                     (B) the employers' contributions to the trustee which would have been applied to provide his benefits under the plan if the plan, as in effect on the date immediately preceding the restricted date, had been terminated on such date; or

             (iii) In the event the plan was maintained by an employer immediately preceding the restricted date, the amount of the employers' contributions which would have been applied to provide his benefits if the plan, as in effect on the date immediately preceding the restricted date, had continued in effect without change; or

             (iv)    If such member is not a "substantial owner" as defined in
                     Section 4022(b)(5) of the Employee Retirement Income Security Act of 1974 ('ARISE"), an amount equal to the present value of the maximum benefit described in Section 4022(b)(3)(B) of ARISE [determined on the earlier of the date the plan terminates or the date his benefits commence in accordance with Pension Benefit Guaranty Corporation ("PBGC") regulations] without regard to any other limitations in Section 4022 of ARISE; OR

             (v) If such member is a substantial owner, an amount equal to the present value of the benefit guaranteed for such member (or which would be guaranteed if the plan terminated on the date his benefits commence) under Section 4022 of ARISE, determined in accordance with PBGC regulations.

        (c) The benefits that a member subject to any of the subparagraphs above may receive shall not exceed the benefits set forth in the applicable subparagraph in the event the plan is terminated before his unrestricted date.

        (d) If a member subject to any of the subparagraphs above leaves the employ of the employers, the total benefits he may receive before his unrestricted date shall not exceed the benefits set forth in the applicable subparagraph, except as indicated below.

        (e) The above restrictions do not apply to death or survivors' benefits payable under the plan during any period in which the plan is in full effect.

        (f) The above restrictions do not apply to monthly retirement incomes payable under the plan to any retired member during any period in which the plan is in full effect and its full current costs have been met.

        (g) If the plan is terminated by an employer before the applicable unrestricted date, any excess contribution by such employer which, because of this subsection 15.2 cannot be distributed to members employed or formerly employed by that employer who are affected by this subsection 15.2, shall be distributed to or applied for the benefit of other members employed by that employer in accordance with the provisions of subsection 14.3.

        (h) If a member affected by this subsection 15.2 shall have been employed by two or more employers, actuaries selected by Consolidated shall determine the excess contribution made for the benefit of such member by each employer that fails to meet the full current costs of the plan or terminates the plan, taking into consideration the earnings received by the member from each such employer, the extent of funding, and all other relevant factors, and the excess contribution made by any employer, as so determined, shall be allocated in accordance with subparagraph (g) above.

        For the purposes of this subsection, the full current costs of the plan for any employer shall be considered to have been met by such employer as of any date if the then unfunded past service liability under the plan with respect to such employer does not exceed the employer's past service liability under the plan as of the date of adoption of the plan by that employer plus any supplementary or additional past service liability incurred by the employer after such date of adoption on account of any increase in benefits or compensation.

15.3. Responsibility of Retirement Board. The retirement board shall have sole responsibility to see that the restrictions of this Section 15 are observed.

                               SECTION 16

Supplement B

B-1.    Background and Purpose.  During 1969, Consolidated acquired from Container
        Corporation of America ("CCA"), certain assets of CCA's Fibre Can operations at St. Paul, Minnesota, and certain employees of CCA became employees of Consolidated (the date of said acquisition is referred to below as the "acquisition date").  The purpose of this Supplement B to
        Consolidated Employees' Retirement Plan (the "plan") is, in general, to provide for the preservation under the plans of certain employees' benefits under retirement plans maintained by CCA.  References in this Supplement B to an "applicable plan" mean whichever of the Consolidated plans identified in this paragraph is applicable to any given participant in this supplement.

B-2.    Participants.  Only those former employees of Consolidated's Paperboard
        Products Division (Plant No. 2) to whom the provisions of this Supplement B applied immediately before May 1, 1972 are participants in this Supplement.

B-3. Credited Service of Participants. Except as provided in Paragraph B-7, solely for purposes of determining eligibility for any benefit provided with respect to him under the applicable plan, the "credited service' of a participant in this Supplement B will include his period of continuous service with CCA as of the acquisition date (including any service with a predecessor company which was recognized by CCA as service with CCA).

B-4.    Normal and Early Retirement Benefits.  If a participant in this Supplement
        B retires at or after his normal retirement date or on an early retirement date, he will be entitled to an annual retirement income, payable in equal monthly installments, of an amount equal to the sum of his "annual prior benefits" (as defined below) plus the annual amount of retirement income that otherwise is payable on account of him under the applicable plan.  If, however, a participant retires on an early retirement date before he attains age 62 years, he will be entitled to an annual retirement income, payable in equal monthly installments, determined in accordance with the preceding sentence, except that the amount thereof will be reduced by 1/3 of 1 percent of such amount multiplied by the number of months remaining between his early retirement date and the last day of the month in which he is expected to attain age 62 years.

B-5. Prior Benefits and Annual Prior Benefits. For purposes of this Supplement B, a participant's "prior benefits" means the monthly amount of retirement income, payable at his normal retirement date, accrued for him under the CCA plan which applied to him immediately prior to the acquisition date, based on his credited service, his contributions, and his earnings under such plan up to the acquisition date. A participant's "annual prior benefits" means his prior benefits multiplied by 12.

B-6.    Disability Retirement Benefits.  If a participant in this Supplement B retires on a disability retirement date, he will be entitled to a monthly disability retirement income, payable in accordance with the provisions of the first sentence of subsection 6.5 of the applicable plan, in an amount equal to the sum of the monthly amount of his prior benefits (calculated as though he had then attained his normal retirement date) plus the amount of monthly disability retirement income that otherwise is payable on account of him under the plan.  If a participant retired because of disability and continues to be disabled until the date he attains age 65 years, thereafter he will be entitled to a monthly retirement income for life, commencing with the month next following the month in which he attains age 65 years, determined in accordance with the first sentence of paragraph B-4, except that his credited service as at his disability retirement date will be used in applying that paragraph.

B-7.    Termination Benefits.  On termination of service of a participant by resignation or dismissal before he is eligible for retirement under the plan and after he has completed at least 10 years of credited service, the participant will receive, in lieu of the benefits specified in subsection
        7.1 of the plan, a deferred annual retirement income, payable in accordance with subsection 7.3 of the applicable plan, in an amount to which he would have been entitled under the provisions of paragraph B-4 as if his date of termination were his normal retirement date, except that his credited service as at the date of his termination will be used in applying that paragraph.

B-8.    Participants' Contributions Under CCA Plans.  For all purposes of the plan, the aggregate amount of any undistributed contributions made by a participant under any CCA plan which applied to him immediately prior to the acquisition date, together with interest thereon computed up to the acquisition date at the rate provided in such CCA plan shall be considered to be a contribution made by such participant under the plan as of the acquisition date.  After the acquisition date, such amount will bear interest as determined under subsection 12.17 of the applicable plan but computed from the acquisition date.

B-9     Use of Terms.  Unless otherwise expressly qualified by the context of this
        Supplement B, terms used in this Supplement shall have the meanings defined in the plans.

B-10. Applicability of Provisions of the Plan to This Supplement. All other provisions of the applicable plan (exclusive of this supplement) shall be applicable to the provisions of this supplement, except to the extent otherwise expressly provided to the contrary in this supplement or to the extent inconsistent with this supplement. In the case of any ambiguity or inconsistency between the applicable plan (exclusive of this supplement) and this supplement, the provisions of this supplement shall control.

                               SECTION 17

Supplement C
Special Rules for Top-Heavy Plans

C-1.    Purpose and Effect.  The purpose of this Supplement C is to comply with the requirements of Section 416 of the Internal Revenue Code of 1954.  The
        provisions of this Supplement C shall apply for each plan year beginning after December 31, 1983 in which the plan is a "top-heavy plan" within the meaning of Section 416(g) of the Internal Revenue Code.

C-2.    Top-Heavy Plan.  In general, the plan will be a top-heavy plan for any plan year if, as of the last day of the preceding plan year (the "determination date"), the sum of amounts in (a), (b), and (c) below for key employees [as defined below and in Section 415(i)(1) of the Internal Revenue Code]
        exceeds 60 percent of the sum of such amounts for all employees who are covered by a defined benefit plan or defined contribution plan which is aggregated in accordance with paragraph C-4 below:

        (a) The present value of cumulative accrued benefits of members under this plan.

        (b) The present value of cumulative accrued benefits of members under any other defined benefit plan included in paragraph C-4.

        (c) The aggregate account balances of members under any defined contribution plan included in Paragraph C-4.

        (d) The accrued benefit of a member who did not perform any services for the employers during the five-year period ending on the determination date shall be disregarded.

        In determining the present value of cumulative accrued benefits of members under this plan (i) the present value of cumulative accrued benefits hall be determined using an interest rate of 6 percent and the UP 1984 Mortality
        Table with no age set back or set forward, (ii) a member's cumulative accrued benefit shall be increased by the aggregate distributions, if any, made with respect to the member during the 5-year period ending on the determination date, (iii) the cumulative accrued benefit of a member who was previously a key employee, but who is no longer a key employee, shall be disregarded, and (iv) the cumulative accrued benefit of a beneficiary of a member shall be considered the cumulative accrued benefit of the member.

C-3. Key Employee. In general, a "key employee" is an employee who, at anytime during the 5-year period ending on the determination date, is:

        (a) An officer of an employer or a controlled group member receiving annual compensation greater than 150% of the limitation in effect under Section 415(c)(1)(A) of the Internal Revenue Code; provided that for purposes of this subparagraph (a), no more than 50 employees of the employers and the controlled group members (or if lesser, the greater of 3 employees of 10 percent of the employees) shall be treated as officers.

        (b) One of the ten members receiving annual compensation of more than the limitation in effect under Section 415(c)(1)(A) of the Internal Revenue Code and owning the largest interests in an employer;

        (c)  A 5 percent owner of an employer; or

        (d) A 1 percent owner of an employer receiving annual compensation from the employers and all other controlled group members of more than $150,000.

        For purposes of this Supplement C, the term "compensation" shall mean compensation within the meaning of Section 1.415-2(d) of the Internal Revenue Code.

C-4. Aggregation of Plans. Each other defined benefit plan and defined contribution plan maintained by the employers or controlled group members which covers a "key employee" as a member or which is maintained by the employers or controlled group members which covers a "key employee" as a member or which is maintained by the employers or controlled group members in order for a plan covering a "key employee" to be qualified shall be aggregated in determining whether this plan is top-heavy.

C-5. Minimum Vesting. For any plan year in which the plan is a top-heavy plan, a member's vested percentage in his accrued benefit shall not be less than the percentage determined under the following table:


                             Years of
                         Credited Service
                          (as Defined in    Vested
                          Subsection 3.2)     Percentage
                          Less than 2          0
                              2               20
                              3               40
                              4               60
                              5               80
                          6 or more          100

        If the foregoing provisions of this paragraph C-5 become effective, and the plan subsequently ceases to be a top-heavy plan, each member who has then completed five or more years of credited service shall continue to have the vested percentage of his accrued benefit determined under the provisions of this paragraph C-5.

C-6. Minimum Benefit. A member's monthly retirement income or deferred retirement income, commencing at his normal retirement date and payable as a life annuity, shall not be less than an amount equal to 2 percent of his average compensation (as defined below), multiplied by the number of years (not to exceed 10) of his top-heavy service (as defined below). A participant's "average compensation" means the monthly average of his compensation for the 5 consecutive plan years for which his compensation was highest disregarding any years (and the compensation paid therein) after the last plan year in which the plan is a top-heavy plan. A participant shall be entitled to a year of "top-heavy service" for each year of his credited service after December 31, 1983 during which the plan is a top-heavy plan and he is a participant thereunder.

C-7.    Maximum Compensation.  For any plan year in which the plan is a top-heavy plan, a member's compensation in excess of $200,000 (or such greater amount as may be determined by the Commissioner of Internal Revenue for that plan year) shall be disregarded for purposes of determining a member's monthly retirement income or deferred retirement income under the plan.

C-8. No Duplication of Benefits. If the employer and controlled group members maintain more than one plan, the minimum benefit otherwise required under paragraph C-6 above may be reduced in accordance with regulations of the Secretary of the Treasury to prevent inappropriate duplication of minimum benefits or contributions.

C-9.    Adjustment of Combined Benefit Limitations.  For any plan year in which the plan is a top-heavy plan, the determination of the defined benefit plan fraction and defined contribution plan fraction under subsection 15.4 of the plan shall be adjusted in accordance with the provisions of Section
        416(h) of the Internal Revenue Code.

C-10. Use of Terms. All terms and provisions of the plan shall apply to this Supplement C, except that where the terms and provisions of the plan and this Supplement C conflict, the terms and provisions of this Supplement C shall govern.

                               SECTION 18

Supplement D
Consolidated Salaried Employees' Retirement Plan

D-1.    Background and Purpose.  For the purpose of this plan, as a result of the sale of the assets of Consoweld Corporation ("Consoweld"), a Wisconsin corporation to LOF Plastics Inc. ("LOFP") effective on or about December
        26, 1985 (the "Transfer date"), employees of Consoweld will be transferred to LOFP and Consoweld will no longer participate in the plan as an employer.  The purpose of this Supplement is to set forth provisions which will apply to members employed by Consoweld (a "Consoweld member") prior to the transfer date.  The term "transfer" for purposes of this Supplement will mean an employee who is terminated by Consoweld on the transfer date and who maintains continuity of employment by beginning employment with
        LOFP on the first scheduled work day following the transfer date.

D-2. Accrued Retirement Income (Vested Members). As of the transfer date, each Consoweld member who had attained his normal retirement age or completed ten years of credited service will be vested in his accrued retirement income calculated under subsection 4.l, 4.2, 6.1, or 7.2, whichever is applicable. Except as otherwise provided below, such monthly accrued retirement income will be paid in accordance with subsection 5.1, 6.5, or 7.3, as the case may be, as if the former Consoweld member had terminated employment with Consoweld on the transfer date.

D.3.    Accrued Retirement Income (Nonvested Members).  Each Consoweld member who had not completed ten years of credited service as of the transfer date will be vested in his accrued retirement income calculated under subsection
        7.2, based on his credited service and earnings as of the transfer date, if subsequent to such transfer, he completes a total of ten years of credited service with Consoweld and LOFP.  For purposes of this paragraph, any period of employment by a former Consoweld member with LOFP will be treated as a period of employment with Consoweld only for purposes of determining such Consoweld member's right to receive his accrued retirement income as calculated in the preceding sentence.  Such monthly accrued retirement income will be paid in accordance with subsection 7.3.

D-4.    Payment of Early Retirement Income.  Each Consoweld member who is eligible to retire on an early retirement date as of the transfer date may elect, by writing filed with the board, to have his early retirement income commence as of the end of the month next following the transfer date or as of the end of any month subsequent thereto, but not later than the member's normal retirement date.  The provisions of subsection 8.1 shall apply to any
        Consoweld member who dies after his early retirement date but prior to the date payment of his early retirement income has commenced.

D-5.    Payment of Deferred Retirement Income to Certain Members Attaining Age 55.
        Each Consoweld member described in paragraph D-2 above who is entitled to receive a deferred retirement income under subsection 7.2, who remains in the employ of LOFP on and after the transfer date continuously until he attains age 55 and who elects in accordance with subsection 7.3 to have his deferred annual retirement income commence before the end of the month next following the month in which he attains age 65, will have the amount of such deferred annual retirement income calculated in accordance with subsection 7.2, but reduced by the early retirement reduction factors contained in subsection 4.2 as if the date payment of such member's deferred annual retirement income commenced was his early retirement date.

D-6. Former Consoweld Members. The provisions of this Supplement shall not affect the payment of benefits to Consoweld members who retired or otherwise terminated employment prior to the transfer date and their benefits shall be calculated and payable in accordance with the terms of the plan as in effect on the date of their retirement or other termination of employment.

D-7.    Effect of Plan Provisions.  Except as otherwise expressly provided herein, the benefits provided in this Supplement to Consoweld members are subject to all the terms and conditions of the plan as in effect on the transfer date.  Except as provided below, any benefits provided under the plan to a member covered by this Supplement shall not be affected by any subsequent amendment to the plan unless such amendment specifically provides that such member's benefits are to be affected thereby.  Any Consoweld member who is transferred to LOFP as of the transfer date will have his benefits determined under the terms of the plan as amended through the Seventh
        Amendment thereof, which amendment is effective as of January 1, 1986.
        Terms used in this Supplement which are defined in the plan are intended to have the same meaning given them in the plan.

D-8.    Effective Date.  The effective date of this Supplement D is December 26,
        1985.

                               SECTION 19
Supplement F
Consolidated Salaried Employees' Retirement Plan

F-1.    Purpose, Effective Date, and Overriding Provisions.  Set forth below is a
        Supplement F to the plan containing provisions increasing benefits and limiting certain changes in the plan in the event of a change in control.
        The benefit increases provided in paragraph F-2 shall become effective on a
        "restricted date" (as defined in paragraph F-9 below); the other provisions of this Supplement F shall become effective on a restricted date and, upon becoming effective, shall remain effective until the following related unrestricted date and, during that period, shall supersede any other provisions of the plan to the extent necessary to eliminate any inconsistencies between the provisions of this Supplement F and any other provisions of the plan, including any exhibits and supplements thereto.

F-2.    Increase in Benefits.  Effective as of any restricted date, the benefits of each member who is employed by an employer on that date shall be increased by an amount determined as follows:

        (a) First, there shall be determined for each member an annual benefit, commencing on the last day of the month next following the earliest age at which the member can retire and receive an unreduced benefit and ending on the last day of the month preceding his death, in an amount equal to the greatest of (i), (ii), or (iii) below:

             (i) The sum of (A) 1.5 percent of his average annual earnings (as defined in subsection 4.1(b) and determined as though the restricted date were the date the member retired or otherwise terminated employment with the employers) multiplied by his number of years of credited service elapsed between the date he first became a member of the plan and the last day of the period used to determine his final average earnings plus his number of years of credited service in the period, if any, commencing the January 1 coincident with or next following the date on which his credited service commenced and ending with the day as of which he could first become a member of the plan, and (B)
                     1.5 percent of his earnings in each calendar year beginning with the later of the first calendar year that begins after the last day of the period used to determine his final average earnings or the calendar year in which he first became a member, but disregarding any earnings after the restricted date;

             (ii) The sum of (A) 1.5 percent of his earnings prior to January 1, 1975 on which he made contributions to the plan after he last became a member and (B) 1.5 percent of his earnings in each calendar year, beginning with the calendar year 1975 or the calendar year in which he last became a member but disregarding any earnings after the restricted date; and

             (iii) The minimum annual amount determined pursuant to that portion of subsection 4.1 that follows subparagraph 4.1(b), but disregarding any credited service after the restricted date.

        (b) Next, the retirement board shall determine the present value of the benefit determined under paragraph (a) above as of the restricted date, using the actuarial factors and assumptions set forth in paragraph F-2(g) below;

        (c) Next, the retirement board shall determine the "excess assets" in the trust by determining the amount by which (i) the fair market value as of the restricted date of all trust fund assets attributable to the plan exceeds (ii) the present value of all members' plan benefits (other than any benefits provided in this paragraph F-2) within the meaning of Section 4044 of the Employee Retirement Income Security Act of 1974 ("ARISE"), determined using the actuarial factors and assumptions set forth in paragraph F-2(g) below;

        (d) Next, the excess assets determined under (c) above shall be "allocated" among the present values determined under paragraph (b) above in the ratio that the present value of each member's benefit determined under paragraph (b) above bears to the present value of all members' benefits similarly determined;

        (e) Next, the amount "allocated" to a member under paragraph (d) above shall be converted into an annual benefit commencing on the last day of the month next following the earliest date the member could retire and receive unreduced benefits under the plan and payable over his lifetime with the last payment made for the last day of the month preceding the member's death, such benefit to be determined using the actuarial factors and assumptions set forth in paragraph F-2(g) below;

        (f) Last, each member's benefit under Section 4 or 7 shall be increased, subject to Section 15, by the amount of annual benefit determined under paragraph (e) next above.

        (g) The actuarial factors and assumptions used in paragraphs (b), (c), and (e) above shall be as follows: The interest rate and mortality assumptions shall be those that would be used under Section 4044 of ARISE upon plan termination, and the assumed retirement age shall be the earliest age at which the member can retire and receive unreduced benefits under the plan.

        Any benefit determined under this paragraph F-2 shall be payable in the manner and at the time the member's benefits under Section 4.1, 4.2, or 7.2 are payable and shall be considered a benefit determined under such appropriate subsection for purposes of determining the death benefit payable under Section 8.

F.3.    Restrictions on Appointment of New Trustee.  During the period beginning on a restricted date and ending on the following related unrestricted date, any additional or successor trustee appointed pursuant to any trust agreement relating to assets of the plan, must be a bank, trust company or other corporation.  No such additional or successor trustee may be a member of a controlled group of corporations (determined under Section 414(b) of the Internal Revenue Code) that includes an employer or be a part of a trade or business under common control with an employer (as determined under Section 414(c) of the Internal Revenue Code).

F-4.    Prohibitions Against Mergers and Transfers of Assets and Liabilities;
        Restrictions on Eligibility to Participant.  During the period beginning on a restricted date and ending on the following related unrestricted date,
        (i) the plan may not be merged into, nor may assets of the plan be transferred to, any other defined benefit pension plan, (ii) no benefit liabilities under any other defined benefit pension plan may be transferred to the plan, and (iii) no employee of Consolidated or of any subsidiary or affiliate of Consolidated (as defined below) shall be eligible to become a participant in the plan unless the employee is a member of a group of employees which prior to the restricted date was covered under the plan at a facility or location which was part of Consolidated or of a subsidiary or affiliate of Consolidated.

F-5. Prohibition Against Amendment. Except as otherwise required by law, the provisions of this Supplement F may not be amended, deleted, or superseded by any other provision of the plan, during the period beginning on a restricted date and ending on the related unrestricted date. Also during that period, assets of any trust which forms a part of the plan may not be transferred to any other trust or funding vehicle which does not contain all of the provisions contained in this Supplement F.

F-6. Prohibition Against Reversion of Plan Assets if Plan Terminated. The plan may not be terminated during the period beginning on a restricted date and ending on the following related unrestricted date in a manner that would result in a reversion of diversion of any portion of the assets of the trust fund to Consolidated, a subsidiary, an affiliate or any person (as defined in paragraph F-9).

F-7. Timing and Method of Distribution. During the period beginning on a restricted date and ending on the following related unrestricted date, the timing and methods of distributions of benefits payable to or on behalf of a member under the plan and the determination of actuarially equivalent values shall be governed by the applicable provisions of the plan as in effect on the date immediately preceding the restricted date. Notwithstanding the preceding sentence, any such member whose benefit is not required to be distributed in the normal form under Section 5 or the death benefit form specified under Section 8 may select, in his sole discretion, the method of distribution of his benefit to himself (or if applicable, to his beneficiary, where any portion of such benefit is to be distributed under the terms of the plan to his beneficiary) from among the optional methods of distribution available to such member with respect to his benefit under the provisions of the plan as in effect on the date immediately preceding the restricted date.

F-8. Subsidiaries, Affiliates and Continuing Directors. For purposes of this Supplement F, a "subsidiary" of Consolidated means any corporation more than 50 percent of the voting stock of which is owned directly or indirectly, by Consolidated. An "affiliate" of Consolidated means any individual, corporation, partnership, trust, or other entity which controls, is controlled by, or is under common control with Consolidated. A "Continuing Director" means an individual who was a member of the Board of Directors of Consolidated immediately prior to the transaction or election or other event which resulted in there being a restricted date or who was designated (before his initial election or appointment as a director) as a Continuing Director by a majority of the whole Board of Directors but only if the majority of the whole Board of Directors then consisted of Continuing Directors or, if a majority of the whole Board of Directors shall not then consist of Continuing Directors, by a majority of the then Continuing Directors.

F-9.    Restricted and Unrestricted Dates.  For purposes of this Supplement F, the term "restricted date" means the first date subsequent to the date of this
        Amendment on which either (i) any "person" (as such term is used in
        Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended
        (the "Exchange Act"), but including (a) the Mead Voting Trust established pursuant to the agreement dated December 20, 1986, (b) the Mead descendants as defined in the Mead Voting Trust or any group of them, (c) any voting trustee of the Mead Voting Trust acting in his or her capacity as such, or
        (d) a person who would be deemed to be an owner of 20 percent or more of the combined voting power of Consolidated securities then outstanding solely as a result of being a participant in the Mead Voting Trust, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Consolidated representing at least
        20 percent of the combined voting power of Consolidated's then outstanding securities, or (ii) a majority of the individuals comprising Consolidated's
        Board of Directors are not Continuing Directors, or (iii) Consolidated is
        involved in any merger, consolidation, share exchange or any other transaction if, after the consummation thereof, the holders of the voting securities of Consolidated immediately prior thereto do not own at least a majority of the combined voting power of the surviving or resulting corporation, or (iv) all or substantially all of the assets of Consolidated are sold or otherwise transferred, or (v) a change occurs of a nature that would be required to be reported in response to item 6(e) of Schedule 14A of Regulation 14A, promulgated under the Exchange Act, or any other successor disclosure item.  Notwithstanding the foregoing provisions of this paragraph F-9, if the transaction(s) or elections that otherwise would cause a date to be a restricted date are approved by the affirmative vote of a majority of the Continuing Directors and a majority of the whole Board of Directors, prior to the transaction(s) or election(s) that would otherwise cause a date to be a restricted date, such date shall not be a restricted date to the extent so provided by the affirmative vote of a majority of those Continuing Directors.  An "unrestricted date" means the last day of the five-year period following the restricted date.

                               SECTION 20

Supplement G
Consolidated Salaried Employees' Retirement Plan

G-1. Purpose. Set forth below is a Supplement G to the plan providing supplemental retirement benefits for certain members and their beneficiaries, effective January 1, 1990. Prior to January 1, 1990, such benefits were provided under the Consolidated Retired Employees' Supplemental Retirement Plan and Trust.

G-2.    Supplement G Member.

        (a) The following classes of persons will become "Supplement G members" as of January 1, 1990:

             (1) Each member who is receiving a monthly retirement income under the plan as of January 1, 1990 and who retired under the plan before January 1, 1978.

             (2) Each member who is receiving a deferred vested monthly retirement income under the plan as of January 1, 1990, payment of which commenced before January 1, 1978.

             (3) A beneficiary who as of January 1, 1990 was receiving a monthly benefit under the plan on account of a member who either died or commenced to receive a monthly retirement income under the plan before January 1, 1978.

        (b) A beneficiary who commences to receive a monthly benefit under the plan after January 1, 1990 on account of a member who commenced receiving a monthly retirement income under the plan prior to January 1, 1978, will become a Supplement G member as of the first day of the month in which such member died.

G-3.    Benefit.  In addition to any other benefit payable under the plan to or on behalf of a Supplement G member, a Supplement G member shall receive a supplemental monthly benefit in an amount equal to the product of 3 percent of the first $1,666.67 of the monthly retirement income payment that such member otherwise receives under the plan multiplied by the number of years and fraction thereof (treating a month as one-twelfth of a year) that the member's "Supplement G retirement date" preceded December 31, 1977.
        Supplement benefits payable under this paragraph G-3 to a member described in subparagraph G-2(a)(1) or G-2(a)(2) shall be disregarded in determining the amount of benefits payable under the plan upon the death of such member.

G-4.    Supplement G Retirement Date.  For purposes of paragraph G-3, a member's
        "Supplement G retirement date" will be his actual retirement date under the plan or, if earlier, his normal retirement date under the plan and, in the case of a member who is or was receiving a deferred vested monthly retirement income under the plan, the date on which his deferred vested monthly retirement income commenced.  For a member who is a beneficiary receiving monthly survivorship payments under the plan on account of a deceased member, the Supplement G retirement date will be the earlier of the date of death of such member or the date that otherwise would have been considered the Supplement G retirement date for such member.

G-5. Effect of Plan Provisions. Except as otherwise expressly provided herein, the benefits provided by this Supplement are subject to all the terms and conditions of the plan. Any benefits provided under this Supplement shall not be affected by any subsequent amendment to the plan unless such amendment specifically provides that such benefits are to be affected thereby. Terms used in this Supplement which are defined in the plan are intended to have the same meaning given them in the plan.

G-6.    Effective Date.  The effective date of this Supplement G is December 31,
        1989.
EXHIBIT 10.e. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1993
                           M E M O R A N D U M


DATE:      January 6, 1992

SUBJECT:   Compensation Award Program.


TO:        ALL EXEMPT & NON-EXEMPT EMPLOYEES FROM:  P.F. Brennan
                                                   G.W. Mead



Everyone is aware that 1991 was a difficult year for CPI.  We had to cope with a recession, too much capacity, dumping by foreign nations, price discounting, and considerable loss of volume.  It now appears that we will be facing another tough market in 1992.  The deep discounting pressures continue and that equates to reduced profits.

In order to help cope with this environment, and provide an incentive to focus on improving our 1992 performance as it relates to those factors under our control, we are introducing the Compensation Award Program (CAP).

The contribution of our management employees to the long-term profitability of
Consolidated has long been well recognized.  To balance the need to be equitable to our management employees and remain competitive in this very difficult economic climate, we are implementing a two-tier approach to the 1992 salary budget.

First tier - A merit budget set along traditional lines and competitive with what other paper companies are awarding.

Second tier - A potential year-end lump sum payment which gives an opportunity for additional compensation. The amount of compensation will be based on how well we perform in 1992 related to those factors under our control.

For example, your daily activities have a direct influence on the productivity of our equipment and/or our personnel.  You have direct control over some of your departments' budget costs.  You can influence payroll (straight time, overtime, call time, supervision) and repairs (labor, stores, expense work orders, outside services).

Quality, always a priority, is another key area where you play a role. Your emphasis should be on making it right the first time in order to reduce broke, job lot, complaints, returns and costly allowances.

For those involved in inventory control, you need to do everything possible to help reduce our 56 million dollar inventory, excluding finished goods.  This area must be given special attention in 1992 with emphasis on on-time delivery.  Staff departments will be expected to support operational areas to reach their goals as well as setting their own specific departmental goals.  Keys to good cost control are attention to detail and doing it right the first time.

To summarize:

1. Corporate Goals - Reduce our inventory and improve controllable budget variances and other appropriate expenses.
2. Divisional and Staff Department Goals - Set specific goals for 1992 to be reviewed and approved by P.F. Brennan. I will expect periodic status reports. Quality improvements with an emphasis on Juran projects should be included.
3. Personal Goals - At least one goal aimed at improving the bottom line in a tangible and measurable way. Goals to be reviewed and approved by the responsible Vice President or Budget Holder.

Our goals for the corporation will be challenging but attainable.  If the controllable unfavorable budget variances for the corporation are reduced by at least $4 million, each exempt and non-exempt employee will be paid a lump sum in early 1993.  The lump sum will be cash and will be equivalent to 25% of your annual merit increases for 1992.  Should controllable corporate unfavorable variances be reduced by $8 million, 50% of the 1992 merit increase will be distributed.

Start-up expenses for No. 16 machine will be excluded from the evaluation of performance of established goals.

The economic times are very difficult and we need everyone's cooperation.  Good luck to everyone.

EXHIBIT 10.f. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1993

                                                 Personal & Confidential














February 26, 1993






TO:



Last year we announced the implementation of the Compensation Award Program.  We were concerned that the recession, coupled with excess capacity and dumping by foreign nations, would result in a considerable loss of volume and resulting price discounting.  We believed that we needed to focus our efforts on improving our 1992 performance as it relates to those factors under our control and, therefore, we introduced the Compensation Award Program (CAP).

The 1992 market turned out softer than we expected and profits were not acceptable, but we were nonetheless able to increase volume, improve our market share and control our costs in such a manner as to meet the $8 million CAP goal!  We were able to accomplish this goal through our individual and collective efforts:  controlling expenses, reducing inventories, monitoring overtime, improving operating efficiencies, and a multitude of other ways.

Looking ahead, we can't predict the market for 1993 with any degree of accuracy, but we are planning for improved running.  For instance, we expect a positive trend with industry operating rates increasing 2-4 points over the 1992 average operating rates of 90-93%.  This improvement in running at Consolidated Papers provides an opportunity to improve our earnings, but we need to continue to focus our efforts on improving our performance for those factors under our control in order to remain competitive.  We recognize that there are still many areas in which we, management employees, can contribute to the profitability of Consolidated and accordingly are continuing a CAP for 1993.

MEASUREMENT

The 1993 CAP will be measured primarily on controllable costs and on inventory changes. It will be calculated as follows:

A. Controllable Costs -The total of controllable manufacturing cost improvements over the 1993 Profit Plan; plus,

B. Inventory Changes -As of December 31, 1992, the measurable inventory (excluding finished goods) was $80 million. Our goal is to reduce this average inventory. Since we estimate that our cost of carrying inventory is 20%, any reduction or increase in this average inventory will receive a 20% credit or charge to the CAP goal. For example, if the average inventory is decreased $5 million, 20% of that, or $1 million, will be credited to the CAP goal. Similarly, if the average inventory is increased $5 million, there will be an unfavorable charge of $1 million to the CAP goal.

If the sum of the net cost improvements and 20% of the net inventory change is at least $4 million favorable, each qualified employee will be paid a lump sum of 25% of their 1993 annual merit increase. Should the total be at least $8 million, 50% of the 1993 merit increase will be paid.

TO QUALIFY FOR CAP

A. Corporation must attain total of $4 million or $8 million as outlined above.

B. Must be on the payroll as a full-time exempt or nonexempt management employee the entire period of January 1 through December 31, 1993.

C. - Your operating division must be favorable for the sum of controllable cost improvements and inventory changes; or,

   - In the case of corporate staff departments, your staff department must achieve significant progress in meeting its goals.

OTHER

Operating divisions have a direct impact on productivity and departmental budgets. For example, you have influence over payroll, maintenance and repairs, outside services, expense work orders, waste, material usage, energy, etc.

Corporate staff departments will be expected to support operational areas to reach their goals and accomplish their own specific staff department goals.  Corporate staff departments will need to establish performance measures to monitor continuous improvement.  For instance, invoicing errors, billing errors, shipping errors, untimely production schedule changes, misplaced parts and equipment, untimely response to operating departments' needs, and delayed vendor shipments all add to cost and thus reduce earnings.

SUMMARY

1. Control costs.

2. Improve inventory turnover.

3. Set and accomplish corporate staff goals.

We will report the progress on Nos. 1 and 2 above on a regular basis.  No. 3 above should be specific and be aimed at improving the bottom line in a tangible and measurable way.  Specific corporate staff goals for 1993 should be submitted to Pat
Brennan by the end of the first quarter.  Personal goals (included on performance review) may be appropriate.  A status report must be submitted at the end of each subsequent quarter measuring results against the goals.  A committee made up of the staff quality council will evaluate all corporate staff department goals and the performance against these goals.

With everyone's cooperation, commitment and dedication, a CAP goal of $4 or $8 million presents a challenge which is attainable.  The current economic environment may mask our efforts in the areas of quality, capital improvements, cost control and inventory control, but we will continue our efforts in those areas to ensure we remain a high-quality, low-cost producer.  As we did in 1992, we will continue to address those areas over which we can exercise control.  This will result in
Consolidated being well-positioned to take advantage of any upturn in our markets.



/s/ George W. Mead                /s/ Patrick F. Brennan



EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1993

SUBSIDIARIES OF THE REGISTRANT


Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated
percents of their voting securities:

   Percent Voting
  Securities Owned                                                    State Or
  By Consolidated                                                   Province Of
   Papers, Inc.                    Subsidiary                       Incorporation
       100%             Consolidated Water Power Company             Wisconsin
       100%             Newaygo Forest Products Limited              Ontario


























