Form 10-Q
period 1994-03-31
CONSOLIDATED PAPERS INC
filed 1994-05-12
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31,1994

Commission file number 0-1051


CONSOLIDATED PAPERS, INC.
(Exact name of registrant as specified in its charter)



Wisconsin
(State or other jurisdiction of incorporation or organization)

39-0223100
(I.R.S. Employer Identification No.)



Wisconsin Rapids, WI 54495
(Address of principal executive offices)
(Zip Code)


715 422-3111
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock par value $1.00 outstanding April 30, 1994  44,060,750 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                     As Of
    March 31                   March 31
    1994                        1993       December 31
    (Unaudited)              (Unaudited)    1993

ASSETS
Current Assets
    Cash & cash equivalents   $     1,990            $     2,151    $     2,123
    Receivables (net of reserves of
                              $3,673 as of March 31, 1994,
                              $3,421 as of March 31, 1993,
                              and $3,558 as of December 31,
                              1993)           75,321      78,764         61,321
    Inventories
                              Finished stock              33,295         37,461         39,549
                              Unfinished stock             4,078          4,345          4,932
                              Raw materials and supplies                 59,068         60,068         55,806
                                Total inventories         96,441        101,874        100,287
    Prepaid expenses               15,783                 11,898         17,859
                              Total current assets       189,535        194,687        181,590

Investments and other assets       62,262                 60,332         62,222

Plant and Equipment
    Buildings, machinery and equipment     1,843,425   1,771,283      1,833,919
                              Less:  Accumulated depreciation           701,000        611,999        680,767
                                           1,142,425   1,159,284      1,153,152
Land and timberlands               28,398                 27,438         28,315
Capital additions in process       51,930                 49,937         41,788
    Total plant and equipment   1,222,753              1,236,659      1,223,255
                                         $ 1,474,550 $ 1,491,678    $ 1,467,067


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
    Current maturities of
                              long-term debt         $    50,000    $    68,000    $    50,000
    Accounts payable               37,623                 38,447         33,352
    Other                          71,327                 73,240         62,333
                              Total current liabilities                 158,950        179,687        145,685

Long-term debt                    107,000                143,000        121,000
Deferred income taxes             161,548                137,371        158,448
Postretirement benefits           101,120                101,405         98,776
Other noncurrent liabilities        4,466                  3,742          4,110

Shareholders' Investment
    Preferred stock, authorized and
    unissued 15,000,000 shares                  -           -              -
    Common stock:  shares issued,
                              44,056,842 as of March 31, 1994,
                              43,857,618 as of March 31, 1993
                              and 44,014,385 as of December 31,
                              1993            44,057      43,858         44,014
    Capital in excess of par value            50,414      41,578         48,770
    Cumulative translation adjustment         (2,095)                    (1,995)        (2,047)
    ESOP loan guarantee              -        (  750)                      -
    Unrealized net loss on investment
                              securities      (  419)                      -              -
    Reinvested earnings           849,509                843,782        848,311
                              Total shareholders' investment            941,466        926,473        939,048

                                         $ 1,474,550 $ 1,491,678    $ 1,467,067

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


          Three Months Ended
         March 31                  December 31
    1994                          1993         1993
Net sales                        $ 232,191   $ 241,596  $ 216,662
Cost of goods sold                 191,510     197,216    177,624
    Gross profit                    40,681      44,380     39,038
Selling, general
    and administrative expenses     15,662      15,434     16,216
Income from operations              25,019      28,946     22,822
Interest expense                   ( 1,120)    ( 2,266)   ( 1,807)
Interest income                          5           2         10
Miscellaneous, net                   1,161       1,405      1,959
    Total other income
                                 (expense), net                46   (   859)           162
Income before provision for
    income taxes                    25,065      28,087     22,984
Provision for income taxes           9,775      10,614      9,099

Net Income                       $  15,290   $  17,473  $  13,885

Net income per share             $    0.35   $    0.40  $    0.31
Average number of
    common shares outstanding                  44,048,078     43,823,079      44,002,711



                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

          Three Months Ended
         March 31                  December 31
    1994                          1993         1993
Balance beginning of period      $ 848,311   $ 840,332  $ 848,505
Add:  Net income                    15,290      17,473     13,885
Deduct:  Cash dividends            (14,092)    (14,023)   (14,079)

Balance end of period            $ 849,509   $ 843,782  $ 848,311

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

    Three Months Ended
         March 31
    1994                                1993
Cash Flows from Operating Activities:
    Net income                                        $ 15,290  $  17,473
    Depreciation and depletion           21,226     25,872
    Deferred income taxes                 3,100      3,973
    Earnings of affiliates              (   853)  (    858)
    (Increase) decrease in current assets,
     other than cash and cash equivalents         ( 8,078)       (  9,925)
    Increase (decrease) in current
     liabilities other than current
     maturities of long-term debt        13,265      3,754
    Increase (decrease) in postretirement
     benefits                                       2,344           1,830
    Increase (decrease) in other noncurrent
     liabilities                            356        534
Net cash provided by operating activities          46,650          42,653

Cash Flows from Investing Activities:
    Capital expenditures                (20,724)   (19,042)
    (Increase) decrease in investments
     and other assets                       346    (   563)
Net cash used in investing activities   (20,378)   (19,605)

Cash Flows From Financing Activities:
    Cash dividends                      (14,092)   (14,023)
    Increase (decrease) in long-term debt         (14,000)        (10,000)
    Other                                                          1,687      1,161
Net cash used in financing activities   (26,405)   (22,862)

Net increase (decrease) in cash and cash
    equivalents                                        (   133)       186
    Cash and cash equivalents -
     beginning of period                  2,123      1,965
Cash and cash equivalents - end of period        $  1,990       $   2,151

Cash paid during the year for:
    Interest                                                    $  1,371  $   2,372
    Income taxes                                      101           8,188

Notes to Financial Statements:

1.  Reference is made to the Notes to Financial Statements which appear in the 1993
    Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.

2.  Results for the first quarter 1994 reflect the lengthening of estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year period versus the Company's former 16-year period.  The effect of the change increased after-tax income by $3.5 million, or 8 cents per share.

                                  * * * * *

     The financial information furnished is unaudited.  It reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents held steady during the first quarter.  Working capital decreased by $5 million primarily due to a $14 million increase in receivables offset by a $4 million decrease in inventories, a $4 million increase in accounts payable and a $9 million increase in other liabilities.  The increase in receivables is due to higher sales in the first quarter 1994 versus the fourth quarter 1993.  Lower inventories are the result of inventory control projects.  The increase in accounts payable and other liabilities is timings related.  The ratio of current assets to current liabilities was 1.1:2 for both the first quarter 1994 and fourth quarter 1993.

Capital expenditures totaled $21 million compared to $19 million during the same period in
1993.  The principal first quarter 1994 major expenditures included $6 million of a $20 million quality rebuild and speed-up of a lightweight coated paper machine and $4 million of a $30 million grinder room replacement, both at the Wisconsin River Division.

The 1994 capital spending program is currently projected to be $100 million.  A combination of internally generated funds and external financing is expected to provide adequate capital to fund the projects.  Funded debt was reduced by $14 million in the first quarter.
Depending on business conditions and future capital spending plans, it is expected that current debt will be repaid by the end of 1997.

OPERATING RESULTS
FIRST QUARTER, 1994-1993 COMPARISON

Sales and earnings decreased in the first quarter 1994 compared to the same period in 1993.
Net Sales decreased $9 million or 3.9%.  In the lightweight coated paper segment, discounting from published prices continued at a heightened pace.  Earnings, after the $3.5 million after tax favorable impact of the asset life extension, decreased $2 million compared to the first quarter in 1993.  The decrease in earnings resulted from reduced selling prices and product mix - $3.5 million and lower unit volume - $1.0 million, partially offset by the change in depreciable lives of pulp and papermaking equipment -
$3.5 million and lower pulp prices - $2.0 million.

During the first quarter 1994 the coated paper mills operated at 86.0% of available capacity compared to 94.1% for the same quarter 1993.  The two lightweight coated groundwood mills ran at 89.0% of available capacity due to lack of orders in the first quarter 1994 compared to 99.3% in 1993.  One lightweight coated paper machine was off-line
37 days for a quality rebuild and a speed-up.  Had this machine been available to produce during the first quarter, available capacity utilization would have been 80.6%.  The groundwood-free mill ran at 81.7% of available capacity due to lack of orders in 1994 compared to 85.7% in 1993.  Total shipments of groundwood-free grades increased over 1993.
The No. 16 paper machine, which started up in March, 1992, continued to improve in both quality and productivity.  Coated specialty paper sales volume increased 15% resulting in the division operating at 100% of capacity during the first quarter of 1994 compared to
96.7% of capacity for the same period in 1993.  While paperboard products shipments declined and corrugated products shipments held steady, earnings declined slightly due to unfavorable product mix.  Both operations continue their emphasis on producing higher value added products.

Gross profit margins as a percent of net sales decreased to 17.5% from 18.4% in the first quarter 1994 compared to 1993.  Reduced volume, steeper selling price concessions and unfavorable sales mix, partially offset by changes in depreciation lives and lower pulp prices, accounted for the decrease in gross profit margin.

Selling, general and administration expenses held steady when compared to last year's first quarter.

Other income (expense) net decreased by $1 million primarily due to lower interest expense resulting from reduced debt at lower interest rates.

The effective tax rate was 39.0% in 1994 compared to 37.8% for the first quarter 1993.  The higher 1994 tax rate results from the increase in the Federal tax rate retroactively implemented in the third quarter 1993, when legislation was approved.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

Schmalz Dump Superfund Site.  The Company is a defendant in a Superfund action brought in the federal district court for the Eastern District of Wisconsin, involving a site in
Harrison, Wisconsin.  Together with another defendant, the Company has agreed to settle the litigation with the Environmental Protection Agency for an aggregate contribution of approximately $2.6 million, of which approximately $1.47 million will be paid by the
Company.  The Company and the other settling defendant settled contribution actions against several other parties involved at the site in the first quarter, 1994.  The Company has also concluded an agreement with several of its insurers with respect to coverage for these claims.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 25, 1994.  At the meeting, the shareholders elected eleven directors to hold office until the next annual meeting of shareholders, and approved an amendment to the Company's 1989 Stock Option Plan.  Total shares represented in person or by proxy were 38,373,148, which was 87.09 percent of the
44,056,666 shares outstanding.  The shares represented at the meeting were voted as follows:

Election of directors.

    Shares Voted

    For
                   R.B. Barker         38,020,501
                   J.R. Bostic         37,978,630
                   P.F. Brennan        38,021,786
                   W.N. Caldwell       38,020,438
                   S.M. Hands          38,011,347
                   B.S. Kubale         38,020,399
                   D.R. Mead, Jr.      38,009,430
                   G.W. Mead           38,020,491
                   G.D. Mead           38,021,780
                   L.R. Nash           38,016,208
                   G.N. Rupp           37,978,197

    Withheld authority
                   for all directors      351,362

    Withheld authority
                   on some directors       43,589

Amendment to the Company's 1989 Stock Option Plan.

    Shares Voted

    For              35,830,226
    Against           1,225,606
    Withheld            634,990
    Nonvotes            682,326

Item 6.              Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-K.

     3.b.    Bylaws of Consolidated Papers, Inc. dated April 25, 1994.

    10.a.    Consolidated Papers, Inc. 1989 Stock Option Plan as amended through April 25,
             1994.

(b) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarter ended March 31, 1994.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     May 11, 1994

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     May 11, 1994

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary


                                          Exhibit 3.b. To Form 10-Q For
                                          Consolidated Papers, Inc. For
                                          The Quarter Ended March 31, 1994


                     BYLAWS OF CONSOLIDATED PAPERS, INC.
                                APRIL 25, 1994


                         Article I.  Offices; Records

1.1. Principal and Business Offices. The Corporation may have such principal and other business offices, either within or without the State of Wisconsin, as the Board of Directors may designate or as the business of the Corporation may require from time to time.

1.2. Registered Office. The registered office of the Corporation required by the Wisconsin Business Corporation Law to be maintained in the State of Wisconsin may be, but need not be, identical with the principal office in the State of Wisconsin. The address of the registered office may be changed from time to time by the Board of Directors or by the registered agent. The office of the registered agent of the Corporation shall be identical to the registered office.

                          Article II.  Shareholders

2.1. Annual Meeting. The Annual Meeting of Shareholders shall be held on the fourth Monday of April of each year at 2:00 p.m. local time, or at such other time and date as may be fixed by or under the authority of the Board of Directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the Annual Meeting of Shareholders is a legal holiday in the State of Wisconsin, the meeting shall be held on the next succeeding business day.

2.2. Business Conducted at Meetings. At a meeting of the shareholders, the only business which may be conducted is business which has been properly brought before the meeting. To be properly brought before a special meeting, business must be specified in the notice of the meeting (or any supplement thereto) given pursuant to Section 2.5 of this Article II. To be properly brought before the Annual Meeting of Shareholders, the business must be (i) specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (ii) otherwise brought before the meeting by or at the direction of the Board of Directors, or (iii) properly brought before the meeting by a shareholder.

    (a) Advance Notice by Shareholder. For business to be properly brought before a meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive office of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the meeting; provided, however, that in the event that less than seventy
        (70) days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which the notice of the date of the meeting was mailed or public disclosure of the date was made.

    (b) Shareholder Nominations to the Board. In the case of the shareholder nominations for election to the Board of Directors, the notice shall set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in the notice, (ii) the principal occupations or employment of each nominee for the past five
        (5) years, (iii) the number of shares of the Corporation which are beneficially owned by each nominee, (iv) other directorships held by each nominee, (v) the names of business entities of which each nominee owns a ten percent (10%) or more beneficial interest and (vi) all other information with respect to each nominee required by the Federal proxy rules in effect at the time the notice is submitted.
        In addition, the notice shall be accompanied by a statement, over the signature of each proposed nominee, that (1) he consents to being a nominee, (2) if elected he intends to serve as a director, and (3) confirming the information with respect to him set forth in the notice.

    (c) Other Shareholder Proposals. In the case of shareholder proposals, the notice shall set forth (i) a brief description of the business to be brought before the meeting, (ii) the name, age, business and residence address of the shareholder submitting the proposal, (iii) the principal occupation or employment of such shareholder, (iv) the number of shares of the Corporation which are beneficially owned by such shareholder and (v) any interest of the shareholder in the business of the Corporation other than as a shareholder.

    (d) Compliance with Procedures. The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a shareholder nomination or proposal was not made in accordance with the foregoing procedure and the defective nomination or proposal shall be disregarded.

2.3. Special Meetings. Special meetings of the shareholders, for any purpose or purposes unless otherwise prescribed by statute, may be called by the Chairman of the Board, the President and Chief Executive Officer or the Secretary at the request of any two members of the Board of Directors and shall be called by the Chairman of the Board or the President and Chief Executive Officer upon written demand by holders of shares with at least 10% of the votes entitled to be cast on any issue proposed to be considered at the meeting, such written demand describing one or more purposes for which the special meeting is to be held. The purpose or purposes of any special meeting shall be described in the notice required by Section 2.5 of this Article II.

2.4. Place of Meeting. The Board of Directors may designate any place, either within or without the State of Wisconsin, as the place of meeting for any annual or special meeting of the shareholders. If no designation is made, the place of meeting shall be the principal office of the Corporation in the City of Wisconsin Rapids, Wisconsin.

2.5. (a) Notice of Meetings. Written notice stating the place, day, and hour of the meeting and in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 50 days before the date of the meeting (unless a different time is provided by the Wisconsin Business Corporation Law), or, in the case of a special meeting called by the holders of not less than one-tenth of the outstanding shares entitled to vote at the meeting, not less than 45 days nor more than 50 days before the date of the meeting, by or at the direction of the Chairman of the Board, the President and Chief Executive Officer, the Secretary, or the person calling the meeting to each shareholder of record entitled to vote at such meeting and to such other persons as required by the Wisconsin Business Corporation Law.
Service of written notice upon any shareholder may be delivered by Appropriate Communications Technology (as defined in Section 3.6 of these By-laws)at the shareholder's last known address as it appears on the books and records of the Company. The certificates of the Chairman of the Board, the President and Chief Executive Officer or of the Secretary or of the Transfer Agent of the delivery shall be conclusive as to the fact of service of notice on the shareholder.

    (b) Adjourned Meeting. Except as provided in the next sentence, if any shareholder meeting is adjourned to a different date, time, or place, notice need not be given of the new date, time, and place if the new date, time, and place are announced at the meeting before adjournment. If a new record date for the adjourned meeting is or must be fixed, then notice must be given pursuant to the requirements of paragraph (a) of this Section 2.5, to those persons who are shareholders as of the new record date.

    (c) Waiver of Notice.  A shareholder may waive notice in accordance with
        Article VII of these Bylaws.

2.6. Fixing of Record Date. The Board of Directors may fix in advance a date as the record date for any determination of shareholders entitled to notice of a shareholder's meeting, to demand a special meeting, to vote or to take any other action, such date in any case to be not more than fifty (50) days and not less than ten (10) days prior to the meeting or action requiring such determination of shareholders, and may fix the record date for determining shareholders entitled to a share dividend or distribution, which date shall be not more than fifty (50) and not less than ten (10) days prior to the dividend or distribution.

If no record date is fixed for the determination of shareholders entitled to notice of or to vote at the Annual Meeting of Shareholders, the close of business on the second Tuesday in the month of March in each year shall be the record date for the determination of shareholders.

If no record date is fixed for the determination of shareholders entitled to demand a shareholder meeting or to notice of or to vote at a special meeting of shareholders, (a) the close of business on the date that the first shareholder signs the written demand for a shareholder meeting, or (b) the close of business on the third business day before the first notice of the special meeting is mailed or otherwise delivered to shareholders, as the case may be, shall be the record date for the determination of shareholders.

Except as provided by the Wisconsin Business Corporation Law for a court ordered adjournment, a determination of shareholders entitled to notice and to vote of a meeting of shareholders is effective for any adjournment of a meeting unless the Board of Directors fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

2.7. Shareholder List. The officer or agent having charge of the stock transfer books for shares of the Corporation shall, before each meeting of shareholders, make a complete record of the shareholders entitled to notice of the meeting, arranged by class or series of shares, if any, and showing the address of and the number of shares held by each shareholder.

The shareholder list shall be available for inspection by any shareholder, beginning two (2) business days after the notice of the meeting is given for which the list was prepared and continuing to the date of the meeting, at the Corporation's principal office or at a place identified in the meeting notice in the city where the meeting will be held.

A shareholder or his or her agent or attorney may, on written demand, inspect and, subject to the limitations imposed by the Wisconsin Business Corporation Law, copy the shareholder list, during regular business hours and at his or her expense, during the period that it is available for inspection hereunder. The Corporation shall make the shareholders' list available at the meeting and any shareholder or his or her agent or attorney may inspect the list at any time during the meeting or any adjournment thereof.

The original stock transfer books and nominee certificates on file with the Corporation (if any) shall be prima facie evidence as to who are the shareholders entitled to inspect the shareholder list or to vote at any meeting of shareholders. Failure to comply with the requirements of this section shall not affect the validity of any action taken at the meeting.

2.8. Quorum and Voting Requirements. Shares entitled to vote may take action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. Unless otherwise provided in the Articles of Incorporation or in the Wisconsin Business Corporation Law, a majority of the votes entitled to be cast on a matter, represented in person or by proxy, shall constitute a quorum for action on the matter at a meeting of shareholders. Once a share is represented for any purpose at a meeting, other than for the purpose of objecting to holding the meeting or transacting business at the meeting, it is considered present for purposes of determining whether a quorum exists for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for the meeting. If a quorum exists, except in the case of the election of directors, action on the matters shall be approved if the votes cast favoring the action exceed the votes cast opposing the action, unless the Articles of Incorporation, these Bylaws or the Wisconsin Business Corporation Law requires a greater number of affirmative votes. Unless otherwise provided in the Articles of Incorporation, directors shall be elected by a plurality of the votes cast by the shares entitled to vote in the election of directors at a meeting at which a quorum is present.

For purposes of this Section 2.8, "plurality" means that the individuals with the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the meeting. Though less than a quorum of the outstanding votes are represented at a meeting, a majority of the votes represented at the meeting may adjourn the meeting from time to time without further notice. At an adjourned meeting at which a quorum is present or represented, any business may be transacted which might have been transacted at the meeting which was adjourned.

2.9. Conduct of Meetings. The Chairman of the Board or, in his or her absence, the President and Chief Executive Officer, and, in the President and Chief Executive Officer's absence, any officer or director chosen by the shareholders present or represented by proxy shall call the meeting of the shareholders to order and shall act as chairman of the meeting, and the Secretary shall act as secretary of all meetings of the shareholders, but, in the absence of the Secretary, the presiding officer may appoint any other person to act as secretary of the meeting.

2.10. Proxies. At all meetings of shareholders, a shareholder may vote his or her shares in person or by proxy. A shareholder may appoint a proxy to vote or otherwise act for the shareholder by signing an appointment form, either personally or by his or her attorney-in-fact. An appointment of a proxy is effective when filed with the Secretary or other officer or agent of the Corporation authorized to tabulate votes. An appointment is valid for eleven months from the date of its execution, unless otherwise expressly provided in the appointment form.

2.11. Voting of Shares. Each outstanding share shall be entitled to one (1) vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares are enlarged, limited or denied by the Articles of Incorporation or the Wisconsin Business Corporation Law.

2.12. Acceptance of Instruments. If the name signed on a vote, consent, waiver or proxy appointment corresponds to the name of a shareholder, the Corporation may accept the vote, consent, waiver or proxy appointment and give it effect as the act of a shareholder. If the name signed on a vote, consent, waiver or proxy appointment does not correspond to the name of a shareholder on the Corporation's records, the Corporation may accept the vote, consent, waiver or proxy appointment and give it effect as the act of the shareholder if any of the following apply:

    (a) The shareholder is an entity and the name signed purports to be that of an officer or agent of the entity.

    (b) The name purports to be that of a personal representative, administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the Corporation is presented with respect to the vote, consent, waiver or proxy appointment.

    (c) The name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the Corporation requests, evidence of this status acceptable to the Corporation is presented with respect to the vote, consent, waiver or proxy appointment.

    (d) The name signed purports to be that of a pledgee, beneficial owner, or attorney-in-fact of the shareholder and, if the Corporation requests, evidence acceptable to the Corporation of the signatory's authority to sign for the shareholder is presented with respect to the vote, consent, waiver or proxy appointment.

    (e) Two or more persons are the shareholders as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-owners and the person signing appears to be acting on behalf of all co-owners.

The Corporation may reject a vote, consent, waiver or proxy appointment if the Secretary or other officer or agent of the Corporation who is authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.


                       Article III.  Board of Directors

3.1. General Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be managed under the direction of, its Board of Directors.

3.2.  Number, Tenure, Qualifications, Removal and Resignation.

    (a) Number, Tenure and Qualifications. The number of directors constituting the Board of Directors shall be nine (9) or such other number as is fixed from time to time by a majority vote of the directors then in office. Each director shall hold office until the next annual meeting of shareholders and until his or her successor shall have been elected and, if necessary, qualified or until there is a decrease in the number of directors which takes effect at the expiration of his or her term, or until his or her prior death, resignation or removal. Directors need not be residents of the State of Wisconsin or shareholders of the Corporation.

    (b) Removal. A director may be removed only by the shareholders and then only at a special meeting called for the purpose of removing the director. A director may be removed from office but only for cause (as defined herein) if the number of votes cast at the shareholder meeting to remove the director exceeds the number of votes cast not to remove the director, provided, however, that, if the Board of Directors, by resolution, shall have recommended removal of a director, then the shareholders may remove such director without cause by the vote referred to above. As used herein, "cause" shall exist only if the director whose removal is proposed has been convicted of a felony by a court of competent jurisdiction, where the conviction is no longer subject to direct appeal, or has been adjudged liable for actions or omissions in the performance of his or her duty to the Corporation in a matter which has had a materially adverse effect on the business of the Corporation, where the adjudication is no longer subject to appeal.

    (c) Resignations. A director may resign at any time by delivering written notice which complies with the Wisconsin Business Corporation Law to the Board of Directors, to the Chairman of the Board, or to the Corporation. A director's resignation is effective when notice is delivered unless the notice specifies a later effective date.

3.3. Regular Meetings. A regular meeting of the Board of Directors shall be held, without other notice than this Bylaw, immediately after and at the same place as the Annual Meeting of Shareholders. Regular meetings shall also be held, without other notice than this Bylaw, on the second Tuesday after the tenth day of February, July and October at the principal office of the Corporation in the City of Wisconsin Rapids, Wisconsin unless the directors are notified ten
(10) or more days prior to the date of the meeting personally or by telephone, or by written notice delivered by Appropriate Communications Technology (as defined in Section 3.6 of these By-Laws) at his or her address by the Chairman of Board, President and Chief Executive Officer or Secretary of a different place of meeting which may be within or without the State of Wisconsin.

3.4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board, the President and Chief Executive Officer or the Secretary at the request of any two (2) directors. Special meetings of any committee may be called by or at the request of the foregoing persons or the chairman of the committee. The persons calling any special meeting of the Board of Directors or committee may fix any place, either within or without the State of Wisconsin, as the place for holding any special meeting called by them, and if no other place is fixed the place of meeting shall be the principal office of the Corporation in the State of Wisconsin.

3.5.  Meetings By Telephone or Other Communication Technology.

    (a) Any or all directors may participate in a regular or special meeting or in a committee meeting of the Board of Directors by, or conduct the meeting through the use of, telephone or any other means of communication by which either: (i) all participating directors may simultaneously hear each other during the meeting or (ii) all communication during the meeting is immediately transmitted to each participating director, and each participant director is able to immediately send messages to all other participating directors.

    (b) If a meeting will be conducted through the use of any means described in paragraph (a), all participating directors shall be informed that a meeting is taking place at which official business may be transacted. A director participating in a meeting by any means described in paragraph (a) is deemed to be present in person at the meeting.

3.6. Notice. Notice of each special meeting of the Board of Directors shall be given by written notice delivered in person, by telegraph, teletype, facsimile or other form of wire or wireless communication, or by mail or private carrier (collectively, "Appropriate Communications Technology"), to each director at his or her business address or at such other address as such director shall have designated in writing filed with the Secretary (the "Address"), in each case not less than forty-eight (48) hours prior to the meeting. The notice need not describe the purpose of the meeting of the Board of Directors or the business to be transacted at such meeting. If mailed, the notice shall be deemed to be effective when deposited in the United States mail so addressed, with postage thereon prepaid. If notice is given by telegram, the notice shall be deemed to be effective when the telegram is delivered to the telegraph company. If notice is given by private carrier, the notice shall be deemed to be effective when delivered to the private carrier.

3.7. Quorum. Except as otherwise provided by the Wisconsin Business Corporation Law, the Articles of Incorporation or these Bylaws, a majority of the number of directors prescribed by resolution (or if no number is prescribed, the number in office immediately before the meeting begins), shall constitute a quorum of the Board of Directors. Except as otherwise provided by the Wisconsin Business Corporation Law, the Articles of Incorporation or these Bylaws, a majority of the number of directors appointed to serve on a committee shall constitute a quorum of the committee. A majority of the directors present (though less than a quorum) may adjourn any meeting of the Board of Directors or any committee thereof.

3.8. Manner of Acting. Except as otherwise provided by the Wisconsin Business Corporation Law or the Articles of Incorporation or these Bylaws, the affirmative vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors or any committee thereof.

3.9. Conduct of Meetings. The Chairman of the Board, or in the Chairman's absence, the President and Chief Executive Officer, and in the President and Chief Executive Officer's absence, any director chosen by the directors present, shall call meetings of the Board of Directors to order and shall chair the meeting. The Secretary of the Corporation shall act as secretary of all meetings of the Board of Directors, but in the absence of the Secretary, the presiding officer may appoint any assistant secretary or any director or other person present to act as secretary of the meeting. Minutes of any regular or special meeting of the Board of Directors shall be prepared and distributed to each director.

3.10. Vacancies. Except as provided below, any vacancy occurring in the Board of Directors, including a vacancy resulting from an increase in the number of directors, may be filled by any of the following: (a) the shareholders; (b) the Board of Directors; or (c) if the directors remaining in office constitute fewer than a quorum of the Board of Directors, the directors, by the affirmative vote of a majority of all directors remaining in office. A vacancy that will occur at a specific later date, because of a resignation effective at a later date or otherwise, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs.

3.11. Compensation. The Board of Directors, irrespective of any personal interest of any of its members, may establish reasonable compensation of all directors for services to the Corporation as directors or may delegate such authority to an appropriate committee.

The Board of Directors also shall have authority to provide for or delegate authority to an appropriate committee to provide for reasonable pensions, disability or death benefits, and other benefits or payments, to directors, officers and employees and to their estates, families, dependents or beneficiaries on account of prior services rendered by such directors, officers and employees to the Corporation.

3.12. Presumption of Assent. A director who is present and is announced as present at a meeting of the Board of Directors or a committee thereof at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting or promptly upon his or her arrival to holding the meeting or transacting business at the meeting, or (ii) the director's dissent or abstention from the action taken is entered in the minutes of the meeting, or (iii) the director delivers his or her written dissent or abstention to the presiding officer of the meeting before the adjournment thereof or to the Corporation immediately after the adjournment of the meeting or (iv) where minutes of a meeting are prepared that fail to show a director's dissent or abstention, the director delivers to the Corporation a written notice of that failure promptly after receiving the minutes. Such right to dissent or abstain shall not apply to a director who voted in favor of such action.

3.13.  Committees.

    (a) Unless the Articles of Incorporation otherwise provide, the Board of Directors, by resolution adopted by the affirmative vote of a majority of all the directors then in office, may create one (1) or more committees, each committee to consist of two (2) or more directors as members, which to the extent provided in the resolution as initially adopted, and as thereafter supplemented or amended by further resolution adopted by a like vote, may exercise the authority of the Board of Directors, except that no committee may: (a) authorize distributions; (b) approve or propose to shareholders action that the Wisconsin Business Corporation Law requires be approved by shareholders; (c) fill vacancies on the Board of Directors or any of its committees, except that the Board of Directors may provide by resolution that any vacancies on a committee shall be filled by the affirmative vote of a majority of the remaining committee members; (d) amend the Articles of Incorporation;
        (e) adopt, amend or repeal Bylaws; (f) approve a plan of merger not requiring shareholder approval; (g) authorize or approve reacquisition of shares, except according to a formula or method prescribed by the Board of Directors; or (h) authorize or approve the issuance or sale or contract for sale of shares, or determine the designation and relative rights, preferences and limitations of a class or series of shares, except within limits prescribed by the Board of Directors.

        The Board of Directors may elect one or more of its members as alternate members of any committee who may take the place of any absent member or members at any meeting of such committee, upon request by the Chairman of the Board, the President and Chief Executive Officer or upon request by the chairman of the meeting. Each committee shall fix its own rules (consistent with the Wisconsin Business Corporation Law, the Articles of Incorporation and these Bylaws) governing the conduct of its activities and shall make such reports to the Board of Directors of its activities as the Board of Directors may request. Unless otherwise provided by the Board of Directors in creating a committee, a committee may employ counsel, accountants and other consultants to assist it in the exercise of authority. The creation of a committee, delegation of authority to a committee or action by a committee does not relieve the Board of Directors or any of its members of any responsibility imposed on the Board of Directors or its members by law.

        Specifically, in addition to other committees established from time to time by the Board, the Board shall have each of the following committees: a Compensation Committee, a Retirement and Benefit Plan Committee, an Audit Committee, a Nominating Committee, and a Management Succession Committee. (As amended April 25, 1994.)

    (b) The Compensation Committee. The Compensation Committee shall have the following responsibilities:

        (1) To recommend to the Board of Directors the compensation of the Chairman of the Board and the President and Chief Executive Officer, including direct regular compensation, stock options or other appropriate incentive plans, and perquisites, if any.

        (2) To review all other exempt salaries at the levels deemed appropriate by the committee and to recommend to the Board of Directors direct regular compensation, stock options or other appropriate incentive plans, and perquisites, if any.

        (3) To administer the 1989 Stock Option Plan (the "Plan").

        (4) To fulfill the purposes of the Plan, including, without limitation, through the conditional grant of options and other benefits under the Plan.

        (5) To recommend to the Board of Directors any revisions or additions to the Plan.

        (6) To review and report to the Board of Directors, when so requested, on any compensation matter.

    (c) The Retirement and Benefit Plan Committee. The Retirement and Benefit Plan Committee shall have the following responsibilities:

        (1) To set, review, and modify the investment policies or philosophies for the various retirement and benefit plan funds. The investment policies shall be a guide for the Corporation's officers and plans' trustee(s) in administering and directing the investment of said funds.

        (2) To recommend or approve the hiring of portfolio managers to implement the investment policies and to recommend or approve the dismissal of portfolio managers when it is appropriate to do so.

        (3) To review and monitor the investment performance of the portfolio managers retained by the Corporation to invest the various funds for the Corporation's retirement and benefit plans.

        (4) To recommend or approve the hiring of the trustee(s) to maintain and distribute the assets of the various funds according to the terms of the plans and to recommend or approve the dismissal of the trustee(s) when it is appropriate to do so.

        (5) To oversee the activities of the Corporation's officers and the plans' trustees in accumulating, maintaining, and distributing the funds in accordance with the terms of the plans, in implementing and adhering to the guidelines of the investment policies, and in administering the plans in accordance with the various applicable laws, including the Employee Retirement Income Security Act of 1974, as amended.

        (6) To report periodically to the Board of Directors on the status of the various funds for the Corporation's retirement and benefit plans and to review the Committee's activities with the Board when so requested. (As amended April 25, 1994.)

    (d) The Audit Committee. The Audit Committee shall have the following responsibilities:

        (1) To review the scope, cost, and results of the independent audit of the Corporation's books and records, including the annual financial statements, through conferences and direct communication with the independent auditors.

        (2) To review the results of the independent audit and the annual financial statements with management and the internal auditors.

        (3) To review the adequacy of the Corporation's accounting, financial, and operating controls, and the recommendations of the independent auditors related thereto, through conferences and direct communication with the internal auditors and other responsible corporate executives.

        (4) To recommend annually to the Board of Directors the selection of the independent auditors.

        (5) To approve the appointment or removal of the internal audit manager.

        (6) To consider proposals made by the Corporation's independent auditors for consulting work other than normal auditing and to judge whether or not such work could result in a loss of "independence."

        (7) To review and report to the Board of Directors, when so requested, on any accounting or financial matters.

    (e) The Nominating Committee. The Nominating Committee shall have the following responsibilities:

        (1) To review qualifications of candidates for Board of Directors membership from whatever source received.

        (2) To recommend to the Board of Directors candidates to fill vacancies on the Board which occur between annual meetings of shareholders.

        (3) To recommend to the Board of Directors the slate of director candidates to be proposed for election by shareholders at the annual meeting.

        (4) To recommend to the Board of Directors criteria relating to tenure as a director, such as retirement age, limitations on the number of times a director may stand for re-election, and the continuation of directors in an honorary or similar capacity.

        (5) To recommend to the Board of Directors the specific amounts of directors' retainers and meeting fees and also committee fees for committee chairmen and members.

        (6) To recommend to the Board of Directors the selection of committee chairmen.

        (7) To recommend to the Board of Directors the actual assignments of individual directors (by name) to Board committees.

        (8) To recommend to the Board of Directors general criteria regarding the composition of Board committees, such as size, employee and nonemployee director membership thereon, and the periodic rotation of committee assignments.

        (9) To recommend to the Board of Directors the types and functions of Board committees.


    (f) The Management Succession Committee. The Management Succession Committee shall have the following responsibilities:

        (1) To monitor the development and performance of existing executive officers.

        (2) To review qualifications of and to recommend candidates for executive offices, both as successors to existing executive offices and as officers filling newly-created executive offices.

        (3) To monitor plans, programs and policies for training and preparing candidates for executive offices, so as to ensure that there are persons qualified to succeed to all executive offices as they become vacant or are created. (As amended April 25, 1994.)

                            Article IV.  Officers

4.1. Election. The principal officers shall include a Chairman of the Board, a President and Chief Executive Officer, one or more Vice Presidents (the number and designations to be determined by the Board of Directors), a Controller, a Secretary, a Treasurer and such other officers, if any, as may be deemed necessary by the Board of Directors, each of whom shall be elected by the Board of Directors. The Chairman of the Board shall be chosen from among the Board of Directors. The Board of Directors may also authorize any duly elected officer to appoint one or more officers or assistant officers. Any two or more offices may be held by the same person except the offices of Chairman of the Board and President and Chief Executive Officer; Chairman of the Board and Secretary, Chairman of the Board and Vice President, President and Chief Executive Officer and Secretary and President and Chief Executive Officer and Vice President.

4.2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers is not held at that meeting, their election shall be held as soon thereafter as is practicable. Each officer shall hold office until his or her successor shall have been duly elected or until his or her prior death, resignation or removal.

4.3. Removal. The Board of Directors may remove any officer and, unless restricted by the Board of Directors or these Bylaws, an officer may remove any officer or assistant officer appointed by that officer, at any time, with or without cause and notwithstanding the contract rights, if any, of the officer removed. The appointment of an officer does not of itself create contract rights.

4.4. Resignation. An officer may resign at any time by delivering notice to the Corporation that complies with Wisconsin Business Corporation Law. The resignation shall be effective when the notice is delivered, unless the notice specifies a later effective date and the Corporation accepts the later effective date.

4.5. Vacancies. A vacancy in any principal office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors. If a resignation is effective at a later date, the Board of Directors may fill the vacancy before the effective date if the Board of Directors provides that the successor may not take office until the effective date.

4.6. Chairman of the Board. The Chairman of the Board shall preside when present at all meetings of the Board of Directors and the shareholders. He may sign and execute in the name of the Corporation all bonds, deeds, mortgages, contracts, notes, checks and other obligations in the ordinary scope of the business of the Corporation or as may be specifically authorized by the Board of Directors. The Chairman of the Board shall report to the Board of Directors and shall from time to time report to the Board of Directors all matters within his or her knowledge which the interests of the Corporation may require to be brought to its notice and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

4.7. President and Chief Executive Officer. The President and Chief Executive Officer shall be the chief executive officer of the Corporation. The President and Chief Executive Officer shall report to the Board of Directors and shall have general supervision of the business and affairs of the Corporation and over all other officers, employees and agents of the Corporation except the Chairman of the Board, if he or she is an employee, and shall perform such other duties as may be prescribed by the Board of Directors from time to time. As chief executive officer, the President and Chief Executive Officer may delegate such duties as may be deemed advisable to the other officers of the Corporation. The President and Chief Executive Officer shall carry into effect all resolutions and orders of the Board of Directors and shall also have the general administrative powers and duties usually vested in the office of a president and chief executive officer of a corporation. In the absence or disability of the Chairman of the Board, the President and Chief Executive Officer shall generally have the powers and duties of the Chairman of the Board. The President and Chief Executive Officer may sign and execute in the name of the Corporation all bonds, deeds, mortgages, contracts, notes, checks and other obligations in the ordinary scope of the business of the Corporation or as may be specifically authorized by the Board of Directors.

4.8. Vice Presidents. In the absence of the President and Chief Executive Officer, or in the event of the President and Chief Executive Officer's death, inability or refusal to act, or in the event for any reason it shall be impracticable for the President and Chief Executive Officer to act personally, the Vice President (or if there be more than one, in the order designated by the Board of Directors, or in the absence of designation, in the order of election) shall perform the duties of the President and Chief Executive Officer, and when so acting shall have all the powers of and be subject to all of the restrictions on the President and Chief Executive Officer. Any Vice President may sign, with the Secretary, certificates for shares of the Corporation; and shall perform such other duties and have such authority as from time to time may be delegated or assigned to him or her by the President and Chief Executive Officer or the Board of Directors. The execution of any instrument of the Corporation by any Vice President shall be conclusive evidence, as to third parties, of the Vice President's authority to act in the stead of the President and Chief Executive Officer.

4.9. Secretary. The Secretary shall: (a) keep (or cause to be kept) regular minutes of all meetings of the shareholders, the Board of Directors and any committees of the Board of Directors; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents which are authorized to be executed on behalf of the Corporation under its seal; (d) keep or arrange for the keeping of a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the President and Chief Executive Officer or any Vice President certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of Secretary and have such other duties and exercise such authority as from time to time may be delegated or assigned to him or her by the President and Chief Executive Officer or by the Board of Directors.

4.10. Treasurer. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all moneys in the name of the Corporation in banks, trust companies or other depositories selected by the Corporation; and (c) in general perform all of the duties incident to the office of Treasurer and have such other duties and exercise such other authority as from time to time may be delegated or assigned to him or her by the President and Chief Executive Officer, the Vice President, Finance or the Board of Directors.

4.11. Controller. The Controller shall: (a) maintain proper audit control over the operations of the Corporation and be generally responsible for the accounting system employed by the Corporation and the accounting practices adopted by the various departments; (b) direct the budgetary control, general accounting, cost accounting and statistical activities of the Corporation; and (c) supervise activities in connection with credits and collections, taxes and physical inventories. The Controller shall prepare and furnish such reports and statements showing the financial condition of the Corporation as shall be required of him or her by the President and Chief Executive Officer, the Vice President, Finance or the Board of Directors, and in general perform all of the duties incident to the office of Controller and have such other duties and exercise such other authority as from time to time may be delegated or assigned to him or her by the President and Chief Executive Officer, the Vice President, Finance or the Board of Directors.

4.12. Assistants and Acting Officers. The Board of Directors and the President and Chief Executive Officer shall have the power to appoint any person to act as assistant to any officer, or as agent for the Corporation in the officer's stead, or to perform the duties of the officer whenever for any reason it is impracticable for the officer to act personally, and the assistant or acting officer or other agent appointed by the Board of Directors or President and Chief Executive Officer shall have the power to perform all the duties of the office to which that person is appointed to be assistant, or as to which he or she is appointed to act, except as such power may be otherwise defined or restricted by the Board of Directors or President and Chief Executive Officer.

4.13. Salaries. The salaries of the principal officers shall be fixed from time to time by the Board of Directors or by a duly authorized committee thereof, and no officer shall be prevented from receiving a salary by reason of the fact that the officer is also a director of the Corporation.

                     Article V.  Contracts, Loans, Checks
                     and Deposits; Special Corporate Acts

5.1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute or deliver any instrument in the name of and on behalf of the Corporation, and such authorization may be general or confined to specific instances. In the absence of other designation, all deeds, mortgages and instruments of assignment or pledge made by the Corporation shall be executed in the name of the Corporation by the President and Chief Executive Officer or one of the Vice Presidents and by the Secretary, an Assistant Secretary, the Treasurer or an Assistant Treasurer; the Secretary or an Assistant Secretary, when necessary or required, shall affix the corporate seal, if any, thereto; and when so executed no other party to such instrument or any third party shall be required to make any inquiry into the authority of the signing officer or officers.

5.2. Loans. No indebtedness for borrowed money shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by or under the authority of a resolution of the Board of Directors. Such authorization may be general or confined to specific instances.

5.3. Checks, Drafts, etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by an officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by or under the authority of a resolution of the Board of Directors.

5.4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositaries as may be selected by or under the authority of a resolution of the Board of Directors.

5.5. Voting of Securities Owned by the Corporation. Subject always to the specific directions of the Board of Directors, (a) any shares or other securities issued by any other Corporation and owned or controlled by the Corporation may be voted at any meeting of security holders of the other corporation by the President and Chief Executive Officer if he or she be present, or in his or her absence by any Vice President of this Corporation who may be present, and (b) whenever, in the judgment of the President and Chief Executive Officer, or in his or her absence, of any Vice President, it is desirable for the Corporation to execute a proxy or written consent in respect to any shares or other securities issued by any other corporation and owned by this Corporation, the proxy or consent shall be executed in the name of the Corporation by the President and Chief Executive Officer or one of the Vice Presidents of the Corporation, without necessity of any authorization by the Board of Directors, affixation of corporate seal, if any, or countersignature or attestation by any other officer.

          Article VI.  Certificates for Shares; Transfers of Shares

6.1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form, consistent with the Wisconsin Business Corporation Law, as shall be determined by the Board of Directors. The certificates shall be signed by the President and Chief Executive Officer or a Vice President and by the Secretary or an Assistant Secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except as provided in Section 6.6.

6.2. Facsimile Signatures and Seal. The seal of the Corporation, if any, on any certificates for shares may be a facsimile. The signature of the President and Chief Executive Officer or Vice President and the Secretary or Assistant Secretary upon a certificate may be facsimiles if the certificate is manually signed on behalf of a transfer agent, or a registrar, other than the Corporation itself or an employee of the Corporation.

6.3. Signature by Former Officers. The validity of a share certificate is not affected if a person who signed the certificate (either manually or in facsimile) no longer holds office when the certificate is issued.

6.4. Transfer of Shares. Prior to due presentment of a certificate for shares for registration of transfer the Corporation may treat the registered owner of such shares as the person exclusively entitled to vote, to receive notifications and otherwise to have and exercise all the rights and power of an owner. Where a certificate for shares is presented to the Corporation with a request to register for transfer, the Corporation shall not be liable to the owner or any other person suffering loss as a result of such registration of transfer if (a) there were on or with the certificate the necessary endorsements, and (b) the Corporation had no duty to inquire into adverse claims or has discharged any such duty. The Corporation may require reasonable assurance that such endorsements are genuine and effective and compliance with such other regulations as may be prescribed by or under the authority of the Board of Directors.

6.5. Restrictions on Transfer. The face or reverse side of each certificate representing shares shall bear a conspicuous notation of any restriction upon the transfer of such shares.

6.6. Lost, Destroyed or Stolen Certificates. Where the owner claims that certificates for shares have been lost, destroyed or wrongfully taken, a new certificate shall be issued in place thereof if the owner (a) so requests before the Corporation has notice that such shares have been acquired by a bona fide purchaser, (b) files with the Corporation a sufficient indemnity bond if required by the Board of Directors or any principal officer, and (c) satisfies such other reasonable requirements as may be prescribed by or under the authority of the Board of Directors.

6.7. Consideration for Shares. The Board of Directors may authorize shares to be issued for consideration consisting of any tangible or intangible property or benefit to the Corporation, including cash, promissory notes, services performed, contracts for services to be performed or other securities of the Corporation. Before the Corporation issues shares, the Board of Directors shall determine that the consideration received or to be received for the shares to be issued is adequate. The determination of the Board of Directors is conclusive insofar as the adequacy of consideration for the issuance of shares relates to whether the shares are validly issued, fully paid and nonassessable. The Corporation may place in escrow shares issued in whole or in part for a contract for future services or benefits, a promissory note, or other property to be issued in the future, or make other arrangements to restrict the transfer of the shares, and may credit distributions in respect of the shares against their purchase price, until the services are performed, the benefits or property are received or the promissory note is paid. If the services are not performed, the benefits or property are not received or the promissory note is not paid, the Corporation may cancel, in whole or in part, the shares escrowed or restricted and the distributions credited.

6.8. Stock Regulations. The Board of Directors shall have the power and authority to make all further rules and regulations not inconsistent with law as it may deem expedient concerning the issue, transfer and registration of shares of the Corporation.

                        Article VII.  Waiver of Notice

7.1. Shareholder Written Waiver. A shareholder may waive any notice required by the Wisconsin Business Corporation Law, the Articles of Incorporation or these Bylaws before or after the date and time stated in the notice. The waiver shall be in writing and signed by the shareholder entitled to the notice, shall contain the same information that would have been required in the notice under the Wisconsin Business Corporation Law except that the time and place of meeting need not be stated, and shall be delivered to the Corporation for inclusion in the corporate records.

7.2. Director Written Waiver. A director may waive any notice required by the Wisconsin Business Corporation Law, the Articles of Incorporation or these Bylaws before or after the date and time stated in the notice. The waiver shall be in writing, signed by the director entitled to the notice and retained by the Corporation.

                    Article VIII.  Action Without Meetings

8.1. Director Action Without Meeting. Unless the Articles of Incorporation provide otherwise, action required or permitted by the Wisconsin Business Corporation Law to be taken at a meeting of the Board of Directors or committee meeting may be taken without a meeting if the action is taken by all members of the Board or committee. The action shall be evidenced by one or more written consents describing the action taken, signed by each director and retained by the Corporation. Action taken hereunder is effective when the last director signs the consent, unless the consent specifies a different effective date.

                         Article IX.  Indemnification

9.1. Certain Definitions. All capitalized terms used in this Article IX not otherwise hereinafter defined, including specifically Corporation, Director or Officer, Expenses, Liability, Party and Proceeding (which term for purposes of this Article IX shall be deemed to include an appeal from any proceeding), shall have the meanings set forth in Section 180.0850 of the Statute. As used in this
Article IX, Statute shall mean Sections 180.0850 through 180.0859, inclusive, of the Wisconsin Business Corporation Law, Chapter 180 of the Wisconsin Statutes, as the same shall then be in effect, including any amendments thereto, but, in the case of any amendment, only to the extent that the amendment permits or requires the Corporation to provide broader indemnification rights than the Statute permitted or required the Corporation to provide prior to the amendment.

9.2. Right to Indemnification. Each Director and Officer who is a Party to any Proceeding because he or she is a Director or an Officer of the Corporation shall be indemnified by the Corporation to the fullest extent permitted by the laws of Wisconsin against any and all Liabilities incurred or suffered by the Director or Officer in connection with any Proceeding.

9.3. Nonduplication. The Corporation shall not indemnify any Director or Officer for any amount if the Director or Officer has previously received indemnification or allowance of Expenses for such amount from any person including the Corporation in connection with the same Proceeding; however, the Director or Officer has no duty to look to any other person for indemnification.

9.4.  Procedure for Indemnification.

    (a) Any person claiming the right to indemnification under this Article IX shall submit a written request for indemnification to the Secretary of the Corporation, setting forth in reasonable detail the nature of the claim and the Liability incurred.

    (b) Unless otherwise provided by the Articles of Incorporation or by written agreement between the Director or Officer and the Corporation, the Director or Officer seeking indemnification under this Article IX shall select one of the following means for determining his or her right to indemnification hereunder:

        (1) By a majority vote of a quorum of the Board of Directors consisting of directors not at the time Parties to the same or related Proceedings ("Disinterested Directors"). If a quorum of Disinterested Directors cannot be obtained, by a majority vote of a committee duly appointed by the Board of Directors and consisting solely of two (2) or more Disinterested Directors. Directors who are Parties to the same or related Proceedings may participate in the designation of members of the committee.

        (2) By independent legal counsel selected by a quorum of the Board of Directors or its committee in the manner prescribed in Section 9.4(b)(1) of this Article IX or, if such a quorum or committee is not available, by a majority vote of the full Board of Directors, including directors who are Parties to the same or related Proceedings.

        (3) By a panel of three (3) arbitrators consisting of one arbitrator selected by those directors entitled under Section 9.4(b)(2) of this Article IX to select independent legal counsel, one arbitrator selected by the Director or Officer seeking indemnification and one arbitrator selected by the two (2) arbitrators previously selected.

        (4) By an affirmative vote of shares represented at a meeting of shareholders at which a quorum of the voting group entitled to vote thereon is present. Shares owned by, or voted under the control of, persons who are at the time Parties to the same or related Proceedings, whether as plaintiffs or defendants or in any other capacity, may not be voted in making the determination.

        (5) By a court pursuant to and in accordance with Section
            180.0854 of the Statute.

        (6) By any other method provided for in any additional right to indemnification permitted under Section 9.10 of this
            Article IX hereof.

    (c) In any determination under subsection (b) of this Section 9.4, the burden of proof is on the Corporation to prove by clear and convincing evidence that indemnification should not be allowed.

    (d) A written determination as to a Director's or Officer's right to indemnification shall be submitted simultaneously to both the Corporation and the Director or Officer within sixty (60) days of the selection of the method of determining the right to indemnification made under subsection (b) of this Section 9.4.

    (e) If it is determined that indemnification is required, the Corporation shall pay all permitted Liabilities and Expenses (net of Expenses previously advanced pursuant to Section 9.6 hereof) within ten (10) days after receipt of the written determination under subsection (d) of this Section 9.4; provided, that, if it is determined that a Director or Officer is entitled to indemnification against Liabilities incurred in connection with some claims, issues or matters, but not as to other claims, issues or matters, involved in the subject Proceeding, the Corporation shall be required to pay (in the manner set forth above) only the amount of such Liabilities as shall be deemed appropriate by the determining body in light of all of the circumstances of such Proceeding. In the event the Director or Officer is entitled to indemnification hereunder, the Corporation shall also pay all Expenses incurred by the Director or Officer in the determination process under subsection (b) of this Section 9.4.

9.5. Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any person indemnified under this Article against any Expense, Liability or loss, whether or not the Corporation would have the obligation to indemnify the person under Wisconsin law.

9.6. Mandatory Allowance of Expenses Incurred. Within ten (10) days after receipt of a written request by Director or Officer who is a Party to a Proceeding (which requests may be submitted by the Director or Officer from time to time or at any time during the course of the Proceeding), the Corporation shall pay or reimburse his or her reasonable Expenses incurred to the date of such request, if the Director or Officer provides the Corporation with all of the following:

    (a) A written affirmation of his or her good faith belief that he or she has not breached or failed to perform his or her duties to the Corporation in the manner described in Section 180.0851(2)(a) of the Statute; and

    (b) A written undertaking to repay the allowance in the event that it is ultimately determined that indemnification under Section
        9.2 of this Article IX is not required and indemnification is not ordered by a court as provided for under Section 180.0854 of the Statute.

If the Director of Officer must repay any previously advanced Expenses pursuant to this Section 9.6, such Director or Officer shall not be required to pay interest on such amounts.

9.7. Indemnification and Allowance of Expenses of Employees and Others. The Corporation shall indemnify any employee who is not a Director or Officer to the extent that he or she has been successful on the merits or otherwise in defending a Proceeding, for all reasonable Expenses incurred in the Proceeding, if the employee was a Party because he or she was an employee of the Corporation. In addition, the Corporation (to the extent not otherwise provided for in this Section 9.7) may indemnify against Liabilities and allow reasonable Expenses of an employee, agent or other person who is not a Director or Officer of the Corporation to the extent provided by general or specific action of the Board of Directors or by contract.

9.8. Securities Law Claims. Pursuant to the public policy of the State of Wisconsin, the Corporation shall provide for indemnification against Liabilities and allowance of Expenses and may insure for any Liability incurred in connection with a Proceeding involving a federal or state statute, rule or regulation regulating the offer, sale or purchase of securities, brokers or dealers or investment companies or investment advisors to the extent otherwise required or permitted under this Article IX.

9.9. Severability. If any provision of this Article IX shall be deemed invalid or inoperative or if a court determines that any provision contravenes public policy, this Article shall be construed so that the remaining provisions shall remain in full force and effect, and any provisions which are invalid or inoperative or which contravene public policy shall be deemed, without further action to be modified, amended and/or limited, but only to the extent necessary to render them valid and enforceable; it being understood that it is the Corporation's intention to provide the Directors and Officers with the broadest possible protection against personal liability allowable under the Statute.

9.10.  Non-Exclusivity.  The rights of any person to indemnification under this
Article IX shall not limit or be deemed exclusive of any other rights to indemnification which may be provided in accordance with Section 180.0858 of the Statute.

9.11. Contractual Nature of Article IX. This Article IX shall be deemed to be a contract between the Corporation and each Director, Officer and employee of the Corporation and any repeal or other limitation of this Article IX or of the Statute or any other applicable law shall not limit any rights of indemnification existing or arising out of events, acts or omissions occurring prior to the repeal or limitation, including, without limitation, the right to indemnification against Liability or allowance of Expenses for Proceedings commenced after the repeal or limitation with regard to acts, omissions or events arising prior to the repeal or limitation.

                               Article X.  Seal

The corporate seal of the Corporation shall be a circular impression having on the margin of the outer circle thereof "CONSOLIDATED PAPERS, INC." and on the margin of the inner circle in small print "CORPORATE" and "WISCONSIN RAPIDS, WIS." and in the center of this impression the word "SEAL".

                           Article XI.  Amendments

11.1. By Shareholders. These Bylaws may be amended or repealed and new Bylaws may be adopted by the shareholders at any annual or special meeting of the shareholders at which a quorum is in attendance.

11.2. By Directors. Except as otherwise provided in the Wisconsin Business Corporation Law or the Articles of Incorporation, these Bylaws may also be amended or repealed and new Bylaws may be adopted by the Board of Directors by the affirmative vote of a majority of the directors fixed by or in accordance with these bylaws; provided, however, that the shareholders in adopting, amending or repealing a particular bylaw may provide therein that the Board of Directors may not amend, repeal or readopt the bylaw or set specific voting requirements for the Board of Directors to amend, repeal or readopt the bylaw.

11.3 Implied Amendments. Any action taken or authorized by the shareholders or by the Board of Directors, which would be inconsistent with the Bylaws then in effect but is taken or authorized by a vote that would be sufficient to amend the Bylaws so that the Bylaws would be consistent with the action, shall be given the same effect as through the Bylaws had been temporarily amended or suspended so far, but only so far, as is necessary to permit the specific action so taken or authorized.


                                          Exhibit 10.a. To Form 10-Q For
                                          Consolidated Papers, Inc. For
                                          The Quarter Ended March 31, 1994


                          CONSOLIDATED PAPERS, INC.

                            1989 STOCK OPTION PLAN
                     (AS AMENDED THROUGH APRIL 25, 1994)


 1.       Purpose.  The purposes of the Consolidated Papers, Inc. 1989 Stock Option
          Plan (the "Plan") are (i) to encourage outstanding individuals to accept or continue employment with Consolidated Papers, Inc. (the "Corporation") and its subsidiaries or to serve as directors of the Corporation, and (ii) to furnish maximum incentive to those persons to improve operations and increase profits by providing them the opportunity to acquire Common Stock of the Corporation ("Common Stock").

 2.       Administration.  The Plan will be administered by a committee (the
          "Committee") of the Board of Directors of the Corporation consisting of three or more nonemployee Directors as the board may designate from time to time, none of whom have been eligible to receive a benefit under this Plan
          (except as set forth in Section 8 of this Plan) or under any other stock option plan of the Corporation for a period of at least one year prior to appointment.  The determinations of the Committee shall be made in accordance with their judgment as to the best interests of the Corporation and its shareholders and in accordance with the purposes of the Plan.  A majority of members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members.
          Any determination of the Committee under the Plan may be made without notice or meeting of the Committee, in writing signed by all the Committee members.

 3.       Participants.  Participants will initially consist of all nonemployee directors of the Corporation in accordance with the provisions of Section 8 of this Plan and all nonunion employees of the Corporation and its subsidiaries.  Designation of an employee participant in any year shall not require the Committee to designate that person to receive a benefit in any other year or to receive the same type or amount of benefit as granted to the participant in any other year or as granted to any other participant in any year.  The Committee shall consider all factors which it deems relevant in selecting employee participants and in determining the type and amount of their respective benefits.

 4.       Types of Benefits.  Benefits under the Plan shall consist of Incentive Stock
          Options and Nonqualified Stock Options, as hereinafter described.  Grants of stock options under this Plan may provide for partial exercise, in the discretion of the Committee.

   Notwithstanding Section 6(c) or Section 7(c) of this Plan, the Compensation Committee of the Board of Directors may, in its discretion, grant nonqualified options under this Plan which may be exercised for up to five years following a participant's termination of employment by retirement. The Compensation Committee may also modify outstanding options to extend permitted exercise dates for up to five years after the holder's retirement (but in no event more than ten years from the date of the original grant). In addition, subject to the adjustment provisions of Section 9 hereof, the maximum number of shares of Common Stock available for awards under this Plan to any participant in any fiscal year of the Company shall not exceed 100,000 shares. (Section added effective April 25, 1994.)

 5.       Shares Reserved Under the Plan.  There is hereby reserved for issuance under the Plan an aggregate of 2,500,000 shares of Common Stock of the
          Corporation, which may be newly issued or treasury shares.  All of the shares may, but need not, be issued pursuant to the exercise of Incentive
          Stock Options.  If there is a lapse, expiration, termination, or cancellation of any Incentive Stock Options or Nonqualified Stock Option
          prior to the issuance of shares thereunder, or if shares are issued under a stock option and thereafter are reacquired by the Corporation, those shares may again be used for new benefits under this Plan.

 6.       Incentive Stock Options.  Incentive Stock Options shall consist of stock options to purchase shares of Common Stock at purchase prices equal to 100%
          of the fair market value of the shares on the date the option is granted.
          The purchase price may be paid by check or, in the discretion of the
          Committee, by the delivery of shares of Common Stock of the Corporation then owned by the participant.  Incentive Stock Option will be exercisable not earlier than six months and not later than ten years after the date they are granted and will terminate (a) immediately upon termination of employment by the Corporation for cause, (b) three months after termination of employment by reason of a participant's voluntary termination, (c) six months after termination of employment by the Corporation without cause or by retirement, and (d) twelve months after death or permanent disability.  For purposes of this Section and Section 7 hereof, "cause" shall mean a participant's continued, unexcused failure to perform his duties or conduct detrimental to the interests of the Corporation.  A termination of employment for cause shall be deemed to occur as of the close of business on the day immediately prior to the day on which corporate action to effect the termination is taken.  The aggregate fair market value (determined as of the time the option is granted) of the shares of Common Stock with respect to which
          Incentive Stock Options are exercisable for the first time by a participant during any calendar year (under all option plans of the Corporation and its subsidiary corporations)shall not exceed $100,000.

 7.       Nonqualified Stock Options.  Nonqualified Stock Options shall consist of stock options to purchase shares of Common Stock at purchase prices equal to
          100% of the fair market value of the shares on the date the option is granted.  The purchase price may be paid by check or, in the discretion of the Committee, by the delivery of shares of Common Stock of the Corporation then owned by the participant.  Except as provided in Section 8,
          Nonqualified Stock Options will be exercisable not earlier than six months and not later than ten years after the date they are granted and will terminate (a) immediately upon termination of employment by the Corporation for cause, (b) three months after termination of employment by reason of a participant's voluntary termination, (c) six months after termination of employment by the Corporation without cause or by retirement, and (d) twelve months after death or permanent disability.

8. Nonemployee Directors. Each director of the Corporation who is not also an employee of the Corporation (including members of the Committee) and who is a director on the date of the adoption of this Plan and on the date of the annual meeting of shareholders of the Corporation in 1989, 1990, and 1991 shall automatically receive on each of the three meeting dates a Nonqualified Stock Option for the purchase of 1,000 shares of the Corporation's Common Stock at a purchase price equal to 100% of the fair market value of the shares on the date each option is granted. Each director of the Corporation who is not also an employee of the Corporation (including members of the Committee) and who is initially elected subsequent to the date of the adoption of this Plan shall automatically receive on the date of the first three annual meetings of shareholders to be held after the director has completed one year of service on the Board during the term of this Plan a Nonqualified Stock Option for the purchase of 1,000 shares of the Corporation's Common Stock at a purchase price equal to 100% of the fair market value of the shares on the date each option is granted. Nonqualified Stock Options issued to nonemployee directors shall expire ten years from the date of grant, whether or not the director continues to serve the Corporation in that capacity. In no event shall any nonemployee director receive options under this Plan for more than 3,000 shares of the Corporation's Common Stock or receive an option when the director is no longer on the Board. Nonemployee directors shall not be eligible for any other benefit under the Plan.

   Effective February 10, 1994, Section 8 is amended to provide that directors who are eligible to receive options under Section 8 may not receive options under this Plan for more than 5,000 shares of the Company's Common Stock. Awards for the purchase of 1,000 shares of Common Stock shall be made automatically on the date of the first five annual meetings of shareholders held after the director has completed one year of service on the board during the term of the Plan; or, if a director has received options to purchase 3,000 shares of Common Stock prior to February 10, 1994, awards for the purchase of 1,000 shares of Common Stock shall be made automatically on the date of the first two annual meetings of shareholders held after February 10, 1994. (Section added effective April 25, 1994.)

 9.       Adjustment Provisions.

   (a) If the Corporation shall at any time change the number of issued shares of Common Stock without new consideration to the Corporation (such as by stock dividends or stock splits), the total number of shares reserved for issuance under this Plan and the number of shares covered by each outstanding benefit shall be adjusted so that the aggregate consideration payable to the Corporation, shall not be changed.

   (b) Notwithstanding any other provision of this Plan, without affecting the number of shares reserved or available hereunder, the Board of Directors may authorize the issuance or assumption of benefits in connection with any merger, consolidation, acquisition of property or stock, or reorganization upon such terms and conditions as it may deem appropriate.

   (c) In the case of any merger, consolidation or combination of the Corporation with or into another corporation, other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Common Stock being converted into or exchanged for different securities, cash or other property, or any combination thereof (an "Acquisition") any participant to whom a stock option has been granted under the Plan shall have the right (subject to the provisions of the Plan and any limitation applicable to the option) thereafter and during the term of the option, to receive upon exercise thereof of the Acquisition Consideration (as defined below) receivable upon the Acquisition by a holder of the number of shares of Common Stock which might have been obtained upon exercise of the option or portion thereof, as the case may be, immediately prior to the Acquisition.

       The term "Acquisition Consideration" shall mean the kind and amount of shares of the surviving or new corporation, cash, securities, evidence of indebtedness, other property or any combination thereof receivable in respect of one share of Common Stock of the Corporation upon consummation of an Acquisition.

10.    Nontransferability.  Each benefit granted under the Plan shall not be transferable otherwise than by will or the laws of descent and distribution, and shall be exercisable, during the participant's lifetime, only by the participant, or, in the event of his disability, by his personal representative.  In the event of the death of a participant, exercise or payment shall be made only by or to the executor or administrator of the estate of the deceased participant or the person or persons to whom the deceased participant's rights under the benefit shall pass by will or the laws of descent and distribution.

11.    Other Provisions.  The award of any benefit under the Plan may also be subject to any other provisions (whether or not applicable to the benefit awarded to any other participant) which the Committee determines appropriate, including without limitation, provisions for the installment purchase of Common Stock under Stock Options, provisions to assist the participant in financing the acquisition of Common Stock, restrictions on resale or other disposition, provisions for the acceleration of exercisability of benefits and/or for the payment of the value of benefits to participants in the event of a change of control of the Corporation, provisions to comply with federal and state securities laws, or understandings or conditions as to the participant's employment in addition to those specifically provided for under the Plan.  In the discretion of the
       Committee, payment for any shares subject to an option may also be made by delivering a properly executed exercise notice to the Corporation together with a copy of irrevocable instructions to a broker to deliver promptly to the Corporation the amount of sale or loan proceeds to pay the purchase price.  To facilitate the foregoing, the Corporation may enter into agreement for coordinated procedures with one or more brokerage firms.

12.    Taxes.  The Corporation shall be entitled to withhold the amount of any tax attributable to any shares deliverable under the Plan after giving the person entitled to receive the shares notice as far in advance as practicable, and the Corporation may defer making delivery as to any benefit if any tax is payable until indemnified to its satisfaction.  The Committee may, in its discretion and subject to rules which it may adopt, permit a participant to pay all or a portion of all taxes arising in connection with
       (a) the exercise of a Nonqualified Stock Option, or (b) a disqualifying disposition of Common Stock received upon the exercise of an Incentive Stock
       Option, by electing to (i) have the Corporation withhold shares of Common
       Stock, (ii) tender back shares of Common Stock received in connection with the benefit or (iii) deliver other previously owned shares of Common Stock, having a fair market value equal to the amount to be withheld; provided, however, that the amount to be withheld shall not exceed the participant's estimated total federal, state, and local tax obligations associated with the transaction.  The fair market value of the shares used to pay withholding taxes is the average of the high and low price of the Common
       Stock on the date as of which the amount of tax to be withheld is determined.  The fair market value of the fractional shares remaining after payment of the withholding taxes shall be paid to the participant in cash.

13.    Tenure.  A participant's right, if any, to continue to serve the Corporation and its subsidiaries as an officer, employee, or otherwise, shall not be enlarged or otherwise affected by his or her designation as a participant under the Plan.

14.    Duration, Amendment, and Termination.  No stock option shall be granted more than ten years after the date of adoption of this Plan; provided, however, that the terms and conditions applicable to any option granted within such period may thereafter be amended or modified by mutual agreement between the
       Corporation and the participant or such other persons as may then have an interest therein.  Also, by mutual agreement between the Corporation and a participant hereunder or under any other stock option plan of the
       Corporation, options may be granted to the participant in substitution and exchange for, and in cancellation of, any benefits previously granted to the participant under this Plan or any other stock option plan of the
       Corporation.  The Board of Directors may amend the Plan from time to time or terminate the Plan at any time.  However, no action authorized by this paragraph shall reduce the amount of any existing benefit or change the terms and conditions thereof without the participant's consent.  No amendment of the Plan shall, without approval of the shareholders of the
       Corporation, (a) materially increase the total number of shares which may be issued under the Plan; (b) materially reduce the minimum purchase price of shares of Common Stock which may be made subject to benefits under the Plan;
       (c) materially modify the requirements as to eligibility for benefits under the Plan; or (d) result in any participant in the Plan losing his status as a "disinterested administrator" under Securities and Exchange Commission
       Rule 16b-3 with respect to this Plan or any other employee benefit plan of the Corporation or its subsidiaries.

15. Shareholder Approval. The Plan was adopted by the Board of Directors on February 10, 1989 subject to shareholder approval. The Plan and any benefits granted thereunder shall be null and void if shareholder approval is not obtained within twelve months of the adoption of the Plan by the Board of Directors.
