Form 10-Q
period 1994-06-30
CONSOLIDATED PAPERS INC
filed 1994-08-11
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994

Commission file number 0-1051


CONSOLIDATED PAPERS, INC.
(Exact name of registrant as specified in its charter)



Wisconsin
(State or other jurisdiction of incorporation or organization)

39-0223100
(I.R.S. Employer Identification No.)



Wisconsin Rapids, Wisconsin 54495
(Address of principal executive offices)
(Zip Code)


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

Common stock par value $1.00 outstanding July 29, 1994 44,114,337 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                     As Of
    June 30                    June 30
    1994                        1993       December 31
    (Unaudited)              (Unaudited)    1993

ASSETS
Current Assets
    Cash & cash equivalents   $     3,592            $     3,381    $     2,123
    Receivables (net of reserves of
                              $3,799 as of June 30, 1994,
                              $3,514 as of June 30, 1993
                              and $3,558 as of December 31,
                              1993)           86,090      85,051         61,321
    Inventories
                              Finished stock              40,561         39,030         39,549
                              Unfinished stock             4,158          4,765          4,932
                              Raw materials and supplies                 61,811         60,226         55,806
                                Total inventories        106,530        104,021        100,287
    Prepaid expenses               17,475                 12,705         17,859
                              Total current assets       213,687        205,158        181,590

Investments and other assets       61,267                 60,375         62,222

Buildings, machinery and equipment         1,853,346   1,777,380      1,833,919
    Less:  Accumulated depreciation          718,433     635,048        680,767
                                           1,134,913   1,142,332      1,153,152
Land and timberlands               28,525                 27,699         28,315
Capital additions in process       59,853                 64,251         41,788
    Total plant and equipment   1,223,291              1,234,282      1,223,255
                                         $ 1,498,245 $ 1,499,815    $ 1,467,067


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current maturities of long-term debt     $    50,000 $    86,000    $    50,000
Accounts payable                   42,643                 39,267         33,352
Other                              74,577                 69,146         62,333
    Total current liabilities     167,220                194,413        145,685

Long-term debt                    102,000                115,000        121,000
Deferred income taxes             169,878                141,831        158,448
Postretirement benefits           102,943                102,812         98,776
Other noncurrent liabilities        4,783                  3,917          4,110

Shareholders' Investment
    Preferred stock, authorized and
    unissued 15,000,000 shares                  -           -              -
    Common stock:  shares issued,
                              44,085,816 as of June 30, 1994,
                              43,951,462 as of June 30, 1993
                              and 44,014,385 as of December 31,
                              1993            44,086      43,951         44,014
    Capital in excess of par value            51,452      45,112         48,770
    Cumulative translation adjustment         (2,095)                    (2,015)        (2,047)
    ESOP loan guarantee              -                    (  500)          -
    Unrealized net loss on investment
      securities                   (  743)                  -              -
    Reinvested earnings           858,721                855,294        848,311
                              Total shareholders' investment            951,421        941,842        939,048

                                         $ 1,498,245 $ 1,499,815    $ 1,467,067

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


      Three Months Ended     Six Months Ended
       June 30           March 31         June 30
    1994                1993    1994     1994    1993

Net sales             $ 233,855        $ 260,302        $ 232,191 $ 466,046 $ 501,898
Cost of goods sold      184,483          202,778          191,510   375,993   399,994
    Gross profit         49,372           57,524           40,681    90,053   101,904
Selling, general
    and administrative expenses           15,743           14,811    15,662    31,405    30,245
Income from operations            33,629           42,713            25,019    58,648    71,659
Interest expense        ( 1,291)         ( 2,113)         ( 1,120)            ( 2,411)       ( 4,379)
Interest income              52                1                5        57                   3
Miscellaneous, net        5,891              525            1,161     7,052     1,930
    Total other income
                      (expense), net       4,652          ( 1,587)                 46     4,698   ( 2,446)
Income before provision for
    income taxes         38,281           41,126           25,065    63,346    69,213
Provision for income taxes        14,970           15,572             9,775    24,745    26,186
Net Income            $  23,311        $  25,554        $  15,290 $  38,601 $  43,027
Net Income Per Share  $    0.53        $    0.58        $    0.35 $    0.88 $    0.98

Average number of
    common shares outstanding   44,070,572 43,889,443  44,038,078 44,054,415 43,856,444



              CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                    (DOLLARS IN THOUSANDS - UNAUDITED)

      Three Months Ended     Six Months Ended
       June 30           March 31          June 30
    1994                 1993    1994     1994   1993
Balance beginning of period    $ 849,509        $ 843,782    $ 848,311 $ 848,311 $ 840,332
Add:  Net income         23,311           25,554           15,290         38,601    43,027
Deduct:  Cash dividends          (14,099)         (14,042)     (14,092)            (28,191)       (28,065)
Balance end of period $ 858,721        $ 855,294        $ 849,509      $ 858,721 $ 855,294

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

     Six Months Ended
        June 30
    1994                                      1993
Cash Flows from Operating Activities:
    Net income                             $  38,601     $  43,027
    Depreciation and depletion                42,501        51,738
    Deferred income taxes                     11,430         8,433
    Earnings of affiliates                   ( 1,157)      ( 1,589)
    (Increase) decrease in current assets,
                                           other than cash and cash equivalents     (30,628)       (19,166)
    Increase (decrease) in current
                                           liabilities other than current
                                           maturities of long-term debt              21,535       480
    Increase (decrease) in postretirement
                                           benefits     4,167                         3,237
    Increase (decrease) in other noncurrent
                                           liabilities         673                      959
Net cash provided by operating activities     87,122        87,119

Cash Flows from Investing Activities:
    Capital expenditures                     (42,537)      (42,531)
    (Increase) decrease in investments and
                                           other assets      1,321                      105
Net cash used in investing activities        (41,216)      (42,426)

Cash Flows from Financing Activities:
    Cash dividends                           (28,191)      (28,065)
    Increase (decrease) in long-term debt    (19,000)      (20,000)
    Other                                      2,754         4,788
Net cash used in financing activities        (44,437)      (43,277)

Net increase (decrease) in cash and cash
    equivalents                                1,469         1,416
    Cash and cash equivalents -
                                           beginning of period                        2,123     1,965
Cash and cash equivalents - end of period  $   3,592     $   3,381

Cash paid during the year for:
    Interest                               $   2,815     $   4,780
    Income taxes                              10,573        22,678

Notes to Financial Statements:

Notes to Financial Statements:

1.  Reference is made to the Notes to Financial Statements that appear in the 1993
    Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.
2.  Results for 1994 include the lengthening of estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year period versus the company's former 16-year period.  The effect of the change increased after-tax income by $3.5 million, or 8 cents per share for the second quarter and $7 million, or 16 cents per share on a year-to-date basis.
3.  Results for the second quarter 1994 reflect an increase in other income of $5.5 million, $3.3 million after-tax, or 8 cents per share for a non-recurring patent infringement settlement.

                                * * * * *

The financial information furnished is unaudited.  It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, working capital increased by $16 million with cash and cash equivalents increasing by $2 million.  Receivables increased by $11 million primarily due to a $7 million addition resulting from the favorable settlement of a patent infringement suit.  Finished stock increased by $7 million as a result of temporary increases to cover four days of contractual machine downtime over the July
4 holiday.  Raw material inventory increased by $3 million.  The $24 million increase in current assets was partially offset by an accounts payable increase of
$5 million and other liabilities increase of $3 million that are considered to be due to timing.  The ratio of current assets to current liabilities was 1.3:1 at June
30, 1994 compared to 1.2:1 at March 31, 1994.

Capital expenditures in the second quarter of 1994 totaled $22 million compared with
$23 million in the second quarter of 1993.  Major capital spending for the second quarter 1993 included $6.7 million expended on a $30 million grinder room replacement project at the Wisconsin River Division and $1.2 million expended on a
$9 million supercalender addition at the Stevens Point Division.

The 1994 capital spending program is currently projected to be $100 million.  A combination of internally generated funds and external financing is expected to provide adequate capital to fund the projects.  Funded debt decreased by $5 million in the second quarter, and depending on business conditions and future capital spending plans, it is expected that current debt will be repaid by the end of 1997.


OPERATING RESULTS
SECOND QUARTER AND FIRST SIX MONTHS, 1994-1993 COMPARISONS

Net sales and earnings decreased for the second quarter and the first two quarters
1994 compared with similar periods in 1993.  Second quarter's net sales decreased
$26 million or 10.2%.  Severe discounting from published prices continues in the lightweight coated paper segment.  Compared with the second quarter of 1993, second quarter 1994 after tax earnings decreased by $2 million due to lower volume - $5.6 million and reduced selling prices and product mix - $5.4 million, partially offset by better operations - $3.8 million, change in depreciable lives of pulp and papermaking equipment - $3.5 million and a patent infringement suit settlement -
$3.3 million.

The lightweight groundwood mills, Biron and Wisconsin River divisions combined, operated at 86.7% and 87.8% of capacity for the second quarter and first two quarters 1994, respectively, compared with 100.0% and 99.7% for similar periods in
1993.  The groundwood-free coated mill, Wisconsin Rapids Division, operated at 84.9%
and 83.3% of active capacity for the second quarter and year-to-date 1994 compared with 91.3% and 88.5% for the comparable periods in 1993.  In spite of the 5.2%
decrease in year-to-year capacity utilization, shipments of groundwood-free grades increased 5.4% for the first half of 1994 compared with the same period in 1993 due to increased plant efficiencies.  During the first two quarters, the groundwood-free machines (Nos. 12, 14, 15, and 16) were taken out of service various times due to lack of orders.  The Converting Division, which converts heavier-weight groundwood-
free rolls into sheets, increased shipments by 8% and operated at 84.6% of capacity during the second quarter of l994 compared with 86.8% in the same period in 1993.
Coated specialty shipments increased 5.1% and 10.0% for the second quarter and year-
to-date 1994, respectively, compared with the same periods in 1993.  This mill operated at 100.0% of capacity in both the second quarter and first two quarters of
1994 compared with 100.0% and 98.3% in comparable periods of 1993.  Paperboard and corrugated products shipments declined slightly during the second quarter, l994 compared with the same period in l993.  Both operations continued their emphasis on producing higher value-added products.

Gross margins as a percent of net sales decreased slightly to 21.1% and 19.3% for the second quarter and first six months of l994 compared with 22.1% and 20.3% for similar periods in l993. Reduced volume, greater selling-price concessions and unfavorable sales mix, only partially offset by changes in depreciation lives, accounted for the decrease in gross profit margins.

Selling, general and administrative expenses as a percent of net sales increased slightly for the quarter and first half of 1994 compared with 1993.

Other income (expense) net increased by $6 million due to settlement of a patent infringement suit and reduced debt coupled with lower interest rates on the debt.

The effective tax rate was 39.1% for both periods in 1994 compared with 37.8% in 1993. The higher 1994 tax rate results from the increase in the federal tax rate retroactively implemented in the third quarter 1993, when legislation was enacted.

PART II.  OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-K.

    None.

(b) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 10, 1994

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     August 10, 1994

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
