Form 10-Q
period 1994-09-30
CONSOLIDATED PAPERS INC
filed 1994-11-10
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

Common stock par value $1.00 outstanding October 21, 1994      44,179,109 shares

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                      As Of
    September 30             September 30
    1994                        1993        December 31
    (Unaudited)              (Unaudited)                1993


ASSETS
Current Assets
    Cash & cash equivalents   $     3,142            $     1,784    $     2,123
    Receivables (net of reserves of
                              $3,912 as of September 30, 1994,
                              $3,636 as of September 30, 1993
                              and $3,558 as of December 31,
                              1993)          101,238      70,594         61,321
    Inventories
                              Finished stock              26,933         31,522         39,549
                              Unfinished stock             3,630          6,765          4,932
                              Raw materials and supplies                 65,533         58,078         55,806
                              Total inventories           96,096         96,365        100,287
    Prepaid expenses               15,895                 13,832         17,859
                              Total current assets       216,371        182,575        181,590

Investments and other assets       61,606                 67,862         62,222

Buildings, machinery and equipment         1,877,823   1,829,356      1,833,919
    Less:  Accumulated depreciation          736,814     660,135        680,767
                                           1,141,009   1,169,221      1,153,152
Land and timberlands               28,839                 27,941         28,315
Capital additions in process       59,744                 30,003         41,788
    Total plant and equipment   1,229,592              1,227,165      1,223,255
                                         $ 1,507,569 $ 1,477,602    $ 1,467,067


                 LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
    Current maturities of long-term debt $    50,000 $    75,000    $    50,000
    Accounts payable               45,609                 33,886         33,352
    Other                          77,062                 65,355         62,333
        Total current liabilities            172,671     174,241        145,685

Long-term debt                     89,000                108,000        121,000
Deferred income taxes             175,666                149,520        158,448
Postretirement benefits           104,979                104,198         98,776
Other non-current liabilities       5,153                  4,210          4,110

Shareholders' Investment
    Preferred stock, authorized and
    unissued 15,000,000 shares                  -           -              -
    Common stock, shares issued
        44,174,477 as of September 30, 1994,
        43,991,987 as of September 30, 1993
        and 44,014,385 as of December 31,
        1993                       44,174                 43,992         44,014
    Capital in excess of par value            54,713      47,243         48,770
    Cumulative translation adjustment         (2,061)                    (2,057)        (2,047)
    ESOP loan guarantee              -                    (  250)          -
    Unrealized net loss on investment
      securities                   (  791)                  -              -
    Reinvested earnings           864,065                848,505        848,311
        Total shareholders' investment       960,100     937,433        939,048

                              $ 1,507,569            $ 1,477,602    $ 1,467,067

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


       Three Months Ended                       Nine Months Ended
    September 30          June 30      September 30
    1994                1993    1994     1994    1993
Net sales             $ 272,903        $ 228,776        $ 233,855 $ 738,949 $ 730,674
Cost of goods sold      226,098          194,448          184,483   602,091   594,442
    Gross profit         46,805           34,328           49,372   136,858   136,232
Selling, general and
    administrative expenses       15,518           15,636            15,743    46,923    45,881
Income from operations            31,287           18,692            33,629    89,935    90,351
Interest expense        ( 1,451)         ( 2,014)         ( 1,291)            ( 3,862)       ( 6,393)
Interest income              30              443               52        87                 446
Miscellaneous, net        2,049            1,050            5,891     9,101     2,980
    Total other income
                      (expense), net         628          (   521)              4,652     5,326   ( 2,967)
Income before provision for
    income taxes         31,915           18,171           38,281    95,261    87,384
Provision for income taxes        12,451           10,888            14,970    37,196    37,074

Net income            $  19,464        $   7,283        $  23,311 $  58,065 $  50,310
Net income per share  $     .44        $     .17        $     .53 $    1.32 $    1.15

Average number of
    common shares outstanding   44,129,287 43,976,520  44,070,572 44,079,647 43,896,909



              CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                    (DOLLARS IN THOUSANDS - UNAUDITED)


       Three Months Ended                       Nine Months Ended
    September 30          June 30      September 30
    1994                1993    1994     1994    1993
Balance beginning of period    $ 858,721        $ 855,294    $ 849,509 $ 848,311 $ 840,332
Add:  Net income         19,464            7,283           23,311         58,065    50,310
Deduct:  Cash dividends          (14,120)         (14,072)     (14,099)            (42,311)       (42,137)

Balance end of period $ 864,065        $ 848,505        $ 858,721      $ 864,065 $ 848,505



CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

                                            Nine Months Ended
                                               September 30
                                           1994        1993
Cash Flows From Operating Activities:
Cash Flows From Operating Activities:
      Net Income                          $  58,065 $  50,310
      Depreciation and depletion             63,955    77,595
      Deferred income taxes                  17,218    16,122
      Earnings of affiliates                ( 2,010)     ( 2,447)
      (Increase) decrease in current assets,
       other than cash and cash equivalents           (33,762)       1,820
      Increase (decrease) in current
       liabilities other than current
       maturities of long-term debt          26,986      ( 8,692)
      Increase (decrease) in postretirement
       benefits                               6,203     4,623
      Increase (decrease) in other noncurrent
       liabilities                            1,043     1,502
Net cash provided by operating activities   137,698   140,833

Cash Flows From Investing Activities:
      Capital expenditures                  (70,292)     (61,271)
      (Increase) decrease in investments and
       other assets                           1,821      ( 6,566)
Net cash used in investing activities       (68,471)     (67,837)

Cash Flows From Financing Activities:
      Cash dividends                        (42,311)     (42,137)
      Increase (decrease) in long-term debt           (32,000)     (38,000)
      Other                                   6,103     6,960
Net cash used in financing activities       (68,208)     (73,177)

Net increase (decrease) in cash and cash
      equivalents                             1,019      (   181)
      Cash and Cash equivalents -
       beginning of period                    2,123     1,965
      Cash and cash equivalents - end of period     $   3,142        1,784

Cash paid during the year for:
      Interest                            $   4,538 $   6,912
      Income Taxes                           15,328    30,005

Notes to Financial Statements:

1.     Reference is made to the Notes to Financial Statements which appear in the 1993
       Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.

2.     Results for 1994 include the lengthening of estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year period versus the company's former 16-year period.  The effect of the change increased after-tax income by $3.5 million, or 8 cents per share for the third quarter and $10.5 million, or 24 cents per share on a year-to-date basis.

3.     Results for the second quarter 1994 reflect an increase in other income of $5.5 million, $3.3 million after-tax, or 8 cents per share, for a nonrecurring patent infringement settlement.

4.     Results for 1993 include adjustments to deferred income tax balances to reflect the increase in the federal income tax rate from 34 percent to 35 percent.  The cumulative effect of the change in the tax rate was recorded during the third quarter and totaled $3.6 million, or 8 cents per share, for deferred tax liabilities at January 1, 1993.

                                 * * * * *

       The financial information furnished is unaudited.  It reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1994 the ratio of current assets to current liabilities was
1.3 compared with 1.0 at September 30, 1993. During the third quarter, working capital decreased by $2.8 million with cash and cash equivalents decreasing by $.5 million. Accounts receivable increased by $15.1 million due to a higher volume of shipments in September, 1994, because of generally improved product markets. Inventories were reduced $10.4 million during the quarter for the same reason. Accounts payable and other current liabilities increased by $5.5 million due primarily to full capacity operations during September, which increased purchases.

Capital expenditures during the quarter totaled $27.8 million compared with $18.7 million in the third quarter of 1993. The 1994 capital spending program is now projected to total $90.0 million. Major capital spending for the third quarter 1994 included $5.5 million expended on a $30 million grinder room replacement project at the Wisconsin River Division and $2.0 million expended on a $9 million supercalender addition at the Stevens Point Division. Funded debt was reduced by $13.0 million during the quarter. A combination of internally-generated funds and external financing assures adequate capital to fund existing and projected projects.

At its October 1994 meeting, the board of directors approved a $116 million 1995 capital approval budget. The 1995 capital approval budget includes $67 million for necessary replacement and quality projects, $14 million for high-return projects, and $35 million for environmental control projects.

OPERATING RESULTS
THIRD QUARTER AND FIRST NINE MONTHS, 1994-1993 COMPARISONS

Net sales for the third quarter were a record $272.9 million, an increase of 19.3%, and net sales for the first three quarters were also a record for the period with increases of 1.1%. A strengthened market for lightweight coated printing paper sold to magazine publishers and heavier weight free-sheet papers was the main reason for the increase in sales during the third quarter. Current demand allowed the company to increase prices 3% to 5% late in the third quarter for free-sheet papers and about 7% on October 1, 1994 for lightweight coated papers. Another price increase of approximately 11% for web free-sheet grades sold to merchants is announced for December 1.

Net income for the third quarter, which included the favorable after-tax effect of $3.5 million for the change in the depreciation of machinery and equipment, increased by 12.2% when compared with the similar period in 1993, which included a retroactive tax increase resulting in a charge of $3.6 million. The primary reasons for the after-tax earnings increase were: higher volume - $12.3 million; change in depreciable lives of pulp and papermaking equipment - $3.5 million; and better operations - $1.8 million; partially offset by reduced selling prices and mix - $5.2 million; and higher material costs, mostly pulp - $2.9 million. Net income, after accounting adjustments, increased by 15.4% for the nine-month period in 1994 compared to 1993.

The lightweight groundwood mills, Biron and Wisconsin River divisions combined, operated at 99.7% and 91.7% of capacity for the third quarter and first three quarters 1994, respectively, compared with 78.2% and 92.6% for similar periods in 1993. The groundwood-free mill, Wisconsin Rapids Division, operated at 95.1% and 87.4% of active capacity for the third quarter and first three quarters 1994 compared with 85.2% and 87.4% for the comparable periods in 1993. In spite of the flat year-to-year capacity utilization, shipments of groundwood-free grades increased 28.0% for the first nine months of 1994 compared with the same period in 1993 due to increased plant productivity and efficiencies. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, increased shipments by 25.5% and operated at 97.7% of capacity during the third quarter of 1994 compared with 80.7% in the same period in 1993. Better productivity and mix at the coated specialty mill increased shipments by 7.1% and 9.0% for the third quarter and year-to-date 1994, respectively, compared with the same periods in 1993. This mill operated at 100.0% of capacity in both the third quarter and first three quarters of 1994 compared with 100.0% and 98.9% in comparable periods of 1993. Paperboard products shipments declined while corrugated product shipments increased slightly during the third quarter, 1994 compared with the same period in 1993. Both operations continued their emphasis on producing higher value-added products.

Gross margins as a percent of net sales increased to 17.2% for the third quarter 1994 compared with 15.0% for the third quarter in 1993, and held steady for the first nine months of 1994 at 18.5% compared with 18.6% in 1993. Increased volume and changes in depreciation lives more than overcame reductions in product prices and accounted for the majority of the increase in gross profit margins in the third quarter.

Selling, general and administrative expenses as a percent of net sales decreased in the third quarter to 5.7% compared with 6.8% for the third quarter 1993 and held steady at 6.3% for the nine month period in both 1994 and 1993.

Other income (expense) net increased by $1.0 million in the third quarter 1994 compared with same period in 1993 primarily due to lower interest expense.
The year-to-date result improved in 1994 by $8.3 million when compared to 1993 due to a $5.5 million favorable settlement of a patent infringement suit, reduced debt, and a lower interest rate on the debt.

The effective tax rate was 39.0% for both periods in 1994 compared with 59.9% in the third quarter and 42.4% for the first nine months in 1993. The higher 1993 tax rates resulted from the August, 1993 increase in the federal tax rate retroactively implemented in the third quarter 1993.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a) Furnish the exhibits required by Item 601 of Regulation S-K.

        (27) Financial Data Schedule.

    (b) Reports on Form 8-K.

        There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CONSOLIDATED PAPERS,INC.



Date   November 10, 1994      By /s/ Richard J. Kenney
                              Richard J. Kenney, Vice President, Finance
                              Principal Financial Officer



Date   November 10, 1994      By /s/ Carl R. Lemke
                              Carl R. Lemke, Assistant Secretary
[TYPE]    EX-27
[DESCRIPTION]  ART. 5 FDS FOR 3RD QUARTER 10-Q
[TEXT]

This schedule contains summary financial information extracted from the September 30,1994 consolidated balance sheet and the consolidated statements of income, reinvested earnings and cash flows for the nine-month period ended 9/30/94 and is qualified in its entirety by reference to such financial statements.


[ARTICLE] 5
[MULTIPLIER]   1,000

[PERIOD-TYPE]                                          9-MOS
[FISCAL-YEAR-END]                                           DEC-31-1994
[PERIOD-END]                                     SEP-30-1994
[CASH]                                                 3,142
[SECURITIES]                                               0
[RECEIVABLES]                                        105,150
[ALLOWANCES]                                           3,912
[INVENTORY]                                                     96,096
[CURRENT-ASSETS]                                               216,371
[PP&E]                                             1,966,406
[DEPRECIATION]                                       736,814
[TOTAL-ASSETS]                                     1,507,569
[CURRENT-LIABILITIES]                                172,671
[BONDS]                                               89,000
[COMMON]                                                   0
[PREFERRED-MANDATORY]                                      0
[PREFERRED]                                                     44,174
[OTHER-SE]                                                     915,926
[TOTAL-LIABILITY-AND-EQUITY]                       1,507,569
[SALES]                                              738,949
[TOTAL-REVENUES]                                               738,949
[CGS]                                                          602,091
[TOTAL-COSTS]                                        602,091
[OTHER-EXPENSES]                                                0
[LOSS-PROVISION]                                                0
[INTEREST-EXPENSE]                                     3,862
[INCOME-PRETAX]                                                 95,261
[INCOME-TAX]                                          37,196
[INCOME-CONTINUING]                                   58,065
[DISCONTINUED]                                             0
[EXTRAORDINARY]                                                 0
[CHANGES]                                                  0
[NET-INCOME]                                          58,065
[EPS-PRIMARY]                                           1.32
[EPS-DILUTED]                                           1.32