Form 10-K
CONSOLIDATED PAPERS INC
filed 1995-03-24
CIK 23752

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1994

Commission File No. 0-1051

Consolidated Papers, Inc.
(A Wisconsin Corporation)

IRS Employer Identification No. 39-0223100

Wisconsin Rapids, Wisconsin 54495-8050
Telephone No. 715-422-3111

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
Common Stock, Par Value $1.00                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)          No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of March 7, 1995 of the voting stock held by nonaffiliates of the registrant was approximately $1.29 billion, based upon the NYSE closing price on March 7, 1995 and an estimate that 60.2% of the stock is owned by nonaffiliates.

On March 7, 1995 there were 44,259,833 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into
Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held April 24, 1995.

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

There was no change in the business done by the Company during 1994.

The Company's principal product is coated printing paper. The Company is a leading producer of these papers and of coated specialty papers.

The percent of coated printing paper sales to total sales was 84.6% (1990), 81.5% (1991), 80.7% (1992), 79.8% (1993), and 80.0% (1994).

Coated printing papers are sold directly to magazine publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

DISTRIBUTION OF ENAMEL PRINTING PAPER SALES IN TONS
              Direct
             Publisher    Merchant
             Accounts     And Other
    Year         %            %
    1990     62%             38%
    1991     62%             38%
    1992     61%             39%
    1993     56%             44%
    1994     52%             48%

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

Few paper manufacturers have unique qualities in coated papers or coated specialty papers, or unique machines or secret processes that give them a strong competitive advantage over other paper manufacturers. Because of this, price competition is a more important marketing factor during periods of excess supply of, or low demand for, this product. These two factors often occur at once.


The Company competes in the coated printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is one of the largest manufacturers of coated printing papers in the United States, having shipped
968,313 tons of coated printing papers in 1994, which represents approximately
12% of the U.S. market for this product.  The Company's principal U.S.
competitors in this market are Blandin Paper Company, a subsidiary of Fletcher
Challenge Canada Ltd.; Boise Cascade Corporation; Bowater Incorporated;
Champion International Corporation; James River Corp.; International Paper
Company; Mead Corporation; Repap Wisconsin Inc., an affiliate of Repap
Enterprises Corporation Inc.; Pentair, Inc.; Northwest Paper Division of
Potlatch Corporation; S.D. Warren Division of Sappi Ltd.; Westvaco
Corporation; and Weyerhaeuser Company.

The Company's energy sources during 1994 were:
    Coal        27.4%
    Process Waste                        44.1%
    Natural Gas 13.8%
    Electricity 14.4%
    Petroleum products                     .3%

The Company experienced no shortages of energy in 1994. The Company currently purchases 100% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, which expires December 31, 1999, and the other for Kentucky coal, which expires September 30, 1997. Coal is currently in ample supply, and we anticipate no supply problems in 1995.

The Company is in the second year of a five-year agreement for the firm transportation of approximately 65% of its total natural gas supply.

Approximately 35% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction in supply whenever cold weather or other events decrease the amount of pipeline gas available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply.
Natural gas is currently in good supply and minimal interruption is expected in 1995.

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1994 from Company lands was the equivalent of 17% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from outside Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1994 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 1995 operations.

The Company also purchases market pulp on a regular basis and purchased 23.7% of the total pulp consumed by the Company's paper mills during 1994. The
Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other arrangements for 95% of its anticipated requirements for 1995. Market pulp is currently in short supply.
Labor negotiations are currently underway at several Canadian pulp mills.
Should negotiations fail and strikes occur, the possibility of some selective paper production curtailment exists.

The principal raw materials consumed in the manufacture of kraft pulp include pulpwood, chlorine, caustic soda, oxygen, hydrogen peroxide, sulfuric acid, sodium chlorate, and lime. The principal raw materials consumed in the manufacture of coated papers include kraft pulp, groundwood pulp, thermomechanical pulp, starch, soya protein, clay, calcium carbonate, latex, and titanium dioxide pigment.

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1994, the Company was able to procure adequate supplies of all principal raw materials and thus experienced no interruptions of production due to materials shortages. Most raw materials remain in good supply, while caustic soda, sodium chlorate, and hydrogen peroxide are in tight supply and wood pulp is in short supply. The Company expects no interruptions of production due to materials shortages with the exception of wood pulp where labor unrest and mill strikes raise the possibility of selective paper production curtailments.

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $5.9 million in 1994, $5.7 million in 1993, and $5.6 million in 1992 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, and environmental projects.

The Company is committed to complying with all state and federal environmental regulations.

Our wastewater permits were renewed on September 30, 1994. The renewed permits contain some favorable provisions including reduced dioxin monitoring and elimination of the aluminum, copper, and zinc limits in Water Quality
Center's (WQC) permit. However, the Company has petitioned for an adjudicatory hearing to challenge a number of permit conditions including
WQC's cadmium limit, the annual mass phosphorus limits for Water Renewal
Center and WQC, the requirement to relocate WQC's effluent outfall and various wastewater treatment sludge landspreading requirements. The Company is actively attempting to resolve the permit issues with the Wisconsin Department of Natural Resources (WDNR), thus avoiding the need for the hearing. We remain in compliance with all conditions and limitations of our renewed wastewater permits. The Company does not expect that compliance with its renewed wastewater permits will cause material changes in its business or affect its competitive position. The Company is unable to predict the effect of future amendments to the Clean Water Act, which may require additional wastewater treatment. The Company continues to invest capital funds to upgrade wastewater treatment facilities in preparation for production increases and future regulations.

The Company received general tier 1 storm-water discharge permits for its applicable operations on December 8, 1994. The permits include a pollution-prevention plan and best-management practices, and may require storm-water sampling and testing, and pollution control. The Company has defined storm-water permit requirements and schedules, and will implement a cost-effective strategy to comply. The storm-water permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

The Company continues to implement plans to assure continued compliance with WDNR's hazardous air emissions regulations.

The Federal Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines are expected to have a significant financial impact on the paper industry. The Environmental Protection Agency proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the paper industry on December 17, 1993. These proposed regulations are commonly referred to as the "Cluster Rule." The Company's preliminary review of the proposed Cluster Rule indicates that capital expenditures of $60 million to $95 million for process and equipment changes may be required by the end of 1998. Additional annual operating costs of $20 million to $25 million may be required to comply with the Cluster Rule. The industry's national trade associations are working with Company representatives to carefully review these significant regulations. Detailed comments were filed seeking relief as appropriate. The proposed Cluster Rule is subject to change prior to final promulgation, which is currently scheduled for early 1996.
Therefore, our capital and operating cost estimates are also subject to change and will be updated as required by the final Cluster Rule. Because the Company's principal competitors will also be subject to similar regulatory requirements, the Company does not expect that compliance with the Cluster
Rule will affect its competitive position.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company obtained regulatory approval to restart its ConsGr (WQC wastewater treatment sludge) agricultural landspreading program in 1993. The ConsGr program began operation on November 1, 1993. The ConsGr program reduces our dependence on landfills, and benefits the local agricultural community and environment. The Company continues to distribute lime sludge from its Kraft pulp mill as a liming agent and for use in asphalt mixtures. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites. The Company continues to make progress in obtaining all approvals and permits to expand landfill capacity at the Water Quality Center. At this time, the Company is unable to predict the effect of future landfill, groundwater or sediment remediation regulations.

The Company's Hazardous Materials Committee continues to ensure timely and full compliance with all regulations applicable to the purchase, transportation and disposal of hazardous materials. The committee also ensures compliance with the Department of Transportation rules regarding training of all employees who handle and transport hazardous materials.

The unintended generation of dioxin is a global concern and a challenge for the paper industry. The industry's use of elemental chlorine in the pulp-bleaching process has been linked to the formation of trace amounts of dioxins, furans, chloroform and other chlorinated organics. The Company has developed a multiphase program to reduce the use of elemental chlorine in the pulp-bleaching process. The Company's multiphase chlorine reduction program achieved new levels of success in 1994. Phase 1 of the chlorine-reduction program was completed in 1992 and included improved hardwood brownstock washing, increased substitution of chlorine dioxide in the first stage of pulp bleaching and use of hydrogen peroxide and oxygen in the lignin-extraction stage. Phase 2 of the chlorine-reduction program was completed in 1993 and includes the addition of softwood oxygen delignification and associated brownstock washing. The Company has been using oxygen delignification on hardwood since 1986. Phase 1 produced nondetectable levels of dioxin
(2,3,7,8-TCDD) in our treated wastewater effluent and assures compliance with permit limits. Phase 2 was optimized during 1994 with emphasis on further reducing elemental chlorine. Phase 2 has resulted in nondetectable levels of dioxin (2,3,7,8-TCDD) in pulp and wastewater treatment plant sludge and also has significantly reduced the formation of other chlorinated organics, including chloroform. Phase 2 also resulted in the elimination of elemental chlorine in the bleaching of softwood pulp, achieving the commonly referred to status of elemental chlorine free (ECF). In March 1994, the Company announced further chlorine-reduction plans. Phase 3 of our chlorine-reduction program will eliminate the use of elemental chlorine in the hardwood pulp-bleaching process by the end of 1996. Our new ECF pulp-bleaching process utilizes chlorine dioxide on softwood and will utilize high-consistency ozone on hardwood to replace elemental chlorine in the first stage of bleaching. We will define technology options, implementation schedules and budgets to meet future regulatory requirements and market demand. The Company continues to evaluate the technical and economical feasibility of nonchlorine bleaching if required by future regulation or the marketplace.

The Company continues to comply with its voluntary commitment to the Food and Drug Administration to reduce dioxin (2,3,7,8-TCDD) in bleached wood pulp used to manufacture food packaging to two parts per trillion or less.

The Company remains in compliance with all conditions of a 1993 consent decree that settled a lawsuit for violation of particulate emission limits applicable to Kraft Division's lime kiln. To remedy the violation, the Company installed a $2.4 million electrostatic precipitator that will assure compliance with current and anticipated future particulate emission limits. The consent decree contains various operational and reporting requirements effective until October 1995. We have an internal management system to assure compliance with all conditions of the consent decree.

The Company also settled a lawsuit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site (Schmalz site) in Harrison, Wisconsin. The Company's share for the Schmalz site was $1.3 million, which was partially offset by recoveries from two defendants and insurers. Settlement of the Schmalz Superfund cleanup will not materially affect the Company. It is possible that the Company will be named as a potentially responsible party with respect to several other sites (probably in Wisconsin), although the Company has not been advised of any formal action regarding other sites to date. The State of Wisconsin has undertaken sediment remediation studies on various watershed systems, including the Wisconsin
River and the Fox River. Substantially all of the Company's current manufacturing operations use water from and discharge treated effluent into the Wisconsin River. The studies with respect to the Wisconsin River system are in the early stages. The Company does not know what actions will be necessary with respect to the Wisconsin River, or whether the Company may be involved in any remediation efforts on the Wisconsin River system. The
Company's Appleton Division, closed in 1982, was on the Fox River. To date, the Company has not been involved in any discussions concerning the Fox River.

The Company remains in compliance with all provisions of emergency planning community right-to-know legislation and federal and state underground storage tank regulations. Environmental activities not only are directed at protecting the environment through pollution control, but also through pollution prevention. The Company actively participates in the Wisconsin
Paper Council's innovative pollution prevention partnership with the WDNR.
The Company continues to look for cost-effective pollution prevention opportunities.

The Company estimates current environmental operating costs to be $23.5 million annually, including depreciation of $5.9 million. In 1994, the Company spent $3.8 million on capitalized environmental improvements and will spend another $18.6 million in 1995. The Company anticipates that compliance with regulations to be promulgated to implement the Clean Air Act Amendments of 1990 will require significant capital expenditures over the next five years and will significantly increase operating costs at the Company's Kraft
Division. These costs are described in more detail in Part II, Item 7, Management's Discussion and Analysis of Liquidity and Capital Resources -
Environmental Matters. The Company attempts to recover some of its environmental expenses through increased prices of its products.

At the end of 1994 the Company employed approximately 4,850 people, essentially all of whom were full-time employees. In 1994 new five-year labor contracts were signed with five unions that currently represent approximately
3,740 employees.  The Company considers its labor relations to be excellent.

EXECUTIVE OFFICERS OF THE REGISTRANT

                       Officer
    Name               Age   Since           Positions
    George W. Mead     67    1971  Chairman of the Board
    Patrick F. Brennan 63    1988  President and
                                     Chief Executive Officer
    William P. Orcutt  66    1977  Vice President, Manufacturing
    Roy E. Schulz      64    1988  Vice President, Manufacturing
    James R. Kolinski  56    1993  Vice President
    David A. Krommenacker    52    1994   Vice President
    Gorton M. Evans, Jr.     56    1989   Vice President, Marketing, Enamel
                                     Printing Papers
    Richard J. Kenney  54    1989  Vice President, Finance
    Carl H. Wartman    42    1990  Secretary and Corporate Attorney
    James E. Shewchuk  58    1989  Controller
    John D. Steinberg  59    1990  Treasurer

All executive officers of the Company are elected annually by the Board of Directors.

All of the executive officers of the Company have served in executive or managerial positions in the Company for the past five years.

Item 2. PROPERTIES.

The Company, at the close of 1994, operated eight manufacturing plants in five municipalities. The following table describes the Company's facilities.

      No.                   Sq. Ft.
    Manufac-                                  Production,  Plant
     turing   Plant         Office,            Sites
  Industry                 Plants             Locations   Whse. Space    (Acres)
Paper and pulp        8                        4 - Wisconsin Rapids, WI)
              1 - Biron, WI           )
              1 - Whiting, WI         )        6,212,632    593
              1 - Stevens Point, WI   )
              1 - Adams, WI           )

Equipment in operation at the close of 1994 included 15 paper machines, two continuous kraft-pulp digesters, one paperboard machine, one corrugating machine, and power production facilities with a nameplate rated capacity of 189,610 KW (with actual capacity at any time subject to boiler capacity and river flow availability for power production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 417-acre site which treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center in the Town of Linwood is a pollution-abatement facility on a 192-acre site that currently treats the effluent of two paper mills.

Available capacity utilization during 1994 was 92.5% for coated papers.
Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 316,177 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

Item 3. LEGAL PROCEEDINGS.

There were no pending legal proceedings other than ordinary litigation of a nonmaterial nature incidental to the business of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The number of record holders of the Company's common stock as of December 31, 1994 is 7,125.

The Company's common stock is traded on the New York Stock Exchange.  The
Company's symbol is CDP.

COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

     First      Second     Third    Fourth
    Quarter     Quarter   Quarter   Quarter   Year
1994
High           $ 49.00   $ 44.25   $ 52.38    $ 52.00   $ 52.38
Low              41.00     36.25     42.25      41.88     36.25
Close            41.50     43.75     51.75      45.00     45.00
Cash dividend      .32       .32       .32        .32      1.28

1993

High          $  40.50 $   53.75 $   54.25  $   46.00 $   54.25
Low              37.50     39.00     38.50      39.50     37.50
Close            40.13     53.50     41.50      43.25     43.25
Cash dividend      .32       .32       .32        .32      1.28

Item 6. SELECTED FINANCIAL DATA.

FIVE-YEAR COMPARISON OF SELECTED
FINANCIAL DATA
FOR THE YEARS 1990 THROUGH 1994

(Dollars in thousands, except per share data)


    Year                    Net Income                         Cash
    Ended                         Per         Total      Long-Term     Dividends
 Dec. 31          Net Sales      Amount     Share         Assets          Debt        Per Share
    1994         $ 1,027,551     $  86,734** $ 1.97** $ 1,499,511  $  68,000 $ 1.28
    1993             947,336        64,195    1.46         1,467,067           121,000   1.28
    1992             904,232        12,359*    .28*        1,486,967           171,000   1.28
    1991             871,864        91,445    2.10         1,410,707           178,000   1.28
    1990             948,815       142,494    3.27         1,191,970              -      1.26


*   1992 amounts reflect the cumulative effect of changes in accounting principles as detailed on the Consolidated Statements of Income on page 14.

**  1994 amounts reflect the change in estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year versus the former
    16-year period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION.

Sales and Cost of Sales.

Net sales increased 8.5% in 1994 to a record $1.03 billion, compared with $947 million in 1993 and $904 million in 1992. Shipments were a record 1,151,000 tons, an increase of 9.8% over the previous record year of 1993. Gross margins as a percent of sales were 19.5% in 1994, compared to 18.5% in 1993 and 16.2% in 1992. The 1994 margin increase was the result of $18.2 million due to higher volume, $23.6 million due to a lengthening of depreciable lives of pulp and papermaking equipment, and cost controls partially offset by higher pulp costs.

Plant Operations.

Groundwood-free coated shipments (primarily Wisconsin Rapids Division) increased compared with 1993 due to improved demand and No. 16 machine's continued productivity improvements. The Wisconsin Rapids Division's smallest machine (No. 11) was idled in 1992 and did not operate in 1993 or 1994. The division's Nos. 12, 14, and 15 machines were also down for 22, 28 and 120 days, respectively, due to lack of orders. During 1994, the division operated at 90.5% of available capacity, compared with 86.8% in 1993 and 81.9% in 1992.
The U.S. industry average capacity utilization was 91.4% for groundwood-free grades in 1994, 90.2% in 1993 and 89.7% in 1992. For the fourth consecutive year, average selling prices declined because of excess industry capacity.
However, a stronger market in the last half of 1994 allowed price increases of 3% to 5% late in the third quarter and approximately 11% in December.

Lightweight coated groundwood shipments (primarily Biron and Wisconsin River divisions) increased due to improved demand in the second half resulting from increased catalog business and magazine advertising pages. The four machines at the Biron Division were down for a total of 18 days due to lack of orders.
Our Company's smallest groundwood-paper machine at the Wisconsin River
Division (No. 61) was down for 187 days in 1994, primarily in the first half of the year, compared with 191 days in 1993, mostly in the second half, and 92 days in 1992. In addition, the No. 64 paper machine at that division was down in the first quarter of 1994 for 38 days for a major rebuild and speedup. The other two machines at the Wisconsin River Division were down for a total of nine days due to lack of orders. Overall, the groundwood mills operated at 93.8% of available capacity in 1994, compared with 88.4% and 94.3% in 1993 and 1992, respectively. The U.S. industry average capacity utilization was 93.4% for groundwood grades in 1994, 92.5% in 1993 and 93.0% in 1992. On average, selling prices for groundwood grades declined 5.5% in 1994, following a 3.8% increase in 1993 and an 8.2% decline in 1992. In the fourth quarter 1994, demand for lightweight coated papers allowed a price increase of approximately
7%, and another selling price increase of 11% in January 1995.

Coated specialty paper shipments (Stevens Point Division) in 1994 recorded a fourth consecutive record year, increasing 10.5% over 1993. This followed increases of 24.3% in 1993 and 21.5% in 1992. The trend reflects the Stevens
Point Division's No. 34 machine progress in reaching its design capacity, following its start-up in late 1990. Operations were at 100% of available capacity for 1994, compared with 99.2% in 1993 and 80.1% in 1992. Selling prices were flat until the second half of 1994. When pulp costs escalated, selling prices were increased by approximately 4% in July, 4% in October and 4% in January 1995.

Corrugated products shipments increased 9.5%, while paperboard products shipments decreased 12.2% in 1994. Paperboard Products Division is striving to fill the sales void left by the changing business environment and the loss of its spiral-can business early in 1994.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $1 million in 1994 to $63 million, compared with a $1 million increase in 1993 and a $1 million decrease in 1992. The 1994 changes are considered normal in the current environment.

Other Income and Income Taxes.

Other income (expense) increased $9 million in 1994, compared with an increase of $2 million in 1993 and a decrease of $13 million in 1992. In 1994, the Company recorded a one-time benefit of $5.5 million, following settlement of a patent-infringement suit. Interest expense was $5 million in 1994 compared with $8 million in 1993 and $9 million in 1992. The reduced interest expense reflects reduced funded debt.

Effective tax rates were 39.2%, 41.8% and 37.9% in 1994, 1993 and 1992, respectively. In 1993, the Company adjusted its deferred income tax balances and current income taxes to reflect the increased federal income tax rate from 34% to 35%. The higher federal tax rate increased deferred tax liabilities at January 1, 1993, by $3.6 million and the tax provision for 1993 by $1.1 million. In 1992, the Company adopted Statement of Financial Accounting
Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and No. 109, "Accounting for Income Taxes." Details are included in Notes 2 and 5, respectively, of the Notes to Consolidated
Financial Statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Current Account Changes.

Accounts receivable increased in 1994 by $27 million, compared with a decrease of $11 million in 1993 and an increase of $15 million in 1992. The 1994 increase was due to increased sales late in the fourth quarter, compared with the opposite occuring in the fourth quarter of 1993. The days' sales outstanding has not materially changed since 1987. The Company believes its collection period is well within the industry's standards. Inventories were down $12 million compared with 1993. Increased customer needs decreased finished goods inventory $15 million, while raw materials inventories increased. Accounts payable increased by $14 million for 1994 due to timing of payments.

The year-end ratio of current assets to current liabilities was 1.3:1 in 1994 and 1.2:1 in 1993 and 1992.

Capital Commitments and Spending.

At the end of 1994, authorized but uncompleted capital commitments totaled $59 million. A $116 million 1995 capital approval budget for new projects and a $166 million paper machine expansion at the Stevens Point Division have been authorized by the board of directors. This $282 million, plus the $59 million carryover, less anticipated carryover of $167 million at the end of 1995, will result in planned capital spending of $174 million in 1995, compares with expenditures of $98 million in 1994, $83 million in 1993 and $137 million in 1992. The major 1994 expenditures included $7 million on an off-line hot-soft calender addition at the Stevens Point Division, $7 million for a major speedup and rebuild of a paper machine at the Wisconsin River Division, and $24 million for a grinder room replacement project at the Wisconsin River
Division.  The 1995 authorized $116 million capital approval budget includes
$67 million for necessary replacement and quality projects, $14 million for high-return projects, and $35 million for environmental-control projects.

Long-Term Debt.

The Company's borrowings as of year-end were $118 million, a decrease of $53 million, after decreasing $50 million in 1993 and increasing $43 million in 1992. Current plans are to use excess cash to pay down the debt. Interest costs incurred totaled almost $6 million in 1994, with $5 million charged against income and $1 million capitalized as part of the cost of related capital projects.

Environmental Matters.

The Company has completed two phases of a multiphase chlorine-reduction program involving equipment and process changes at the Kraft Division that are designed to ensure full compliance with dioxin wastewater permit limitations and with Wisconsin regulations requiring best-available chloroform emission control technology. Phase 2 also resulted in the elimination of elemental chlorine in the bleaching of softwood pulp. The second phase of this program was completed in November 1993. Completion of the first two phases of this program cost $35 million. Phase 3, which will eliminate elemental chlorine from the hardwood pulp-bleaching process, is expected to cost approximately
$33 million and is planned for completion in mid-1996. Mechanical pulp is bleached using a totally chlorine-free process.

During 1993, the Company settled a lawsuit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site in Harrison, Wisconsin. It is possible that the Company will be named as a potentially responsible party with respect to several other sites (probably in Wisconsin), although the Company has not been advised of any formal action regarding other sites to date. The state of Wisconsin has undertaken sediment remediation studies on various watershed systems, including the Wisconsin River and the Fox River. Substantially all of the Company's current manufacturing operations use water from and discharge treated effluent into the Wisconsin
River. The studies with respect to the Wisconsin River system are in the early stages. The Company does not know what actions will be necessary with respect to the Wisconsin River, or whether the Company may be involved in any remediation efforts on the Wisconsin River system. The Company's Appleton
Division, closed in 1982, was on the Fox River. To date, the Company has not been involved in any discussions concerning the Fox River.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations are expected to have a significant financial impact on the paper industry. The Environmental Protection Agency proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the pulp and paper industry on December 17, 1993. These proposed regulations are commonly referred to as the "Cluster Rule." The
Company's preliminary review of the proposed Cluster Rule indicates that capital expenditures of $60 million to $95 million for process and equipment changes may be required by the end of 1998. Additional annual operating costs of $20 million to $25 million may be required. The EPA's proposed Cluster
Rule is subject to change prior to final promulgation, which is scheduled for early 1996.

Management believes that the resolution of existing environmental matters will not have a material impact on the Company's results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets                                 Consolidated Papers, Inc. and Subsidiaries



                                                                        As of December 31
(Dollars in thousands)                                         1994           1993           1992
Current Assets
Cash and cash equivalents                                  $     8,155     $     2,123    $     1,965
Accounts and notes receivable, net of reserves
  of $4,066 in 1994, $3,558 in 1993 and
  $3,300 in 1992                                                88,462          61,321         72,013
Inventories
  Finished and partly finished products                         29,078          44,481         41,273
  Raw materials                                                 26,380          24,921         27,434
  Stores supplies                                               32,555          30,885         31,324
                                                                88,013         100,287        100,031
Prepaid expenses                                                14,698          17,859         10,567
  Total Current Assets                                         199,328         181,590        184,576
Investments and Other Assets
Investments in affiliates, at cost plus equity
    in undistributed earnings                                     30,887          29,147         27,471
Other assets                                                    29,322          33,075         31,431
                                                                60,209          62,222         58,902
Plant and Equipment
Buildings                                                      168,952         159,464        159,397
Machinery and equipment                                      1,739,000       1,674,455      1,608,066
                                                             1,907,952       1,833,919      1,767,463
  Less: Accumulated depreciation                               753,263         680,767        589,407
                                                             1,154,689       1,153,152      1,178,056
Land and riparian rights                                         7,620           7,309          7,235
Timber and timberlands, net of depletion                        21,764          21,006         20,059
Capital additions in process                                    55,901          41,788         38,139
                                                             1,239,974       1,223,255      1,243,489
                                                           $ 1,499,511     $ 1,467,067    $ 1,486,967
Current Liabilities
Current maturities of long-term debt                       $    50,000     $    50,000    $    50,000
Accounts payable                                                47,436          33,352         39,653
Payroll and employee benefits                                   38,873          39,351         29,890
Income taxes                                                       126            -             5,207
Property taxes                                                   7,421           8,983          8,878
Other current liabilities                                       13,094          13,999         24,305
  Total Current Liabilities                                    156,950         145,685        157,933
Noncurrent Liabilities and Deferred Credits
Long-term debt                                                  68,000         121,000        171,000
Deferred income taxes                                          181,778         158,448        133,398
Postretirement benefits                                        109,558          98,776         99,575
Other noncurrent liabilities                                     7,338           4,110          3,458
                                                               366,674         382,334        407,431
Shareholders' Investment
Preferred stock, authorized and unissued 15,000,000 shares        -               -              -
Common stock, authorized 93,750,000 shares, par value
  $1.00 per share; issued 44,199,736 shares in 1994,
  44,014,385 shares in 1993 and 43,826,911 shares in 1992       44,200          44,014         43,827
Capital in excess of par value                                  56,082          48,770         40,448
Cumulative translation adjustment                               (2,113)         (2,047)        (2,004)
ESOP loan guarantee                                               -               -            (1,000)
Unrealized net loss on investment securities                    (  879)           -              -
Reinvested earnings                                            878,597         848,311        840,332
  Total Shareholders' Investment                               975,887         939,048        921,603
                                                           $ 1,499,511     $ 1,467,067    $ 1,486,967

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income                          Consolidated Papers, Inc. and Subsidiaries



                                                                 For the Years Ended December 31
(Dollars in thousands, except per share data)                   1994           1993           1992
Net sales                                                   $ 1,027,551      $ 947,336      $ 904,232
Cost of goods sold                                              827,448        772,066        758,112
  Gross profit                                                  200,103        175,270        146,120
Selling, general and administrative expenses                     63,479         62,097         60,654
  Income From Operations                                        136,624        113,173         85,466
Other Income (Expense)
Interest expense                                                ( 5,244)       ( 8,200)       ( 8,881)
Interest income                                                     142            456             20
Miscellaneous, net                                               11,083          4,939          4,551
  Total                                                           5,981        ( 2,805)       ( 4,310)
Income Before Provision for Income Taxes                        142,605        110,368         81,156
Provision for Income Taxes
Current                                                          30,654         24,213         22,765
Deferred                                                         25,217         21,960          7,984
  Total                                                          55,871         46,173         30,749
Net income before cumulative effect of changes
  in accounting principles                                       86,734         64,195         50,407
Cumulative effect of changes in accounting principles
  Postretirement benefits (less income tax
    benefit of $37,658 in 1992)                                    -              -           (59,901)
  Income taxes                                                     -              -            21,853
Net Income                                                  $    86,734      $  64,195      $  12,359

Net income per share before cumulative effect of
  changes in accounting principles                          $      1.97      $    1.46      $    1.15
Cumulative effect of changes in accounting principles
  Postretirement benefits                                          -               -            (1.37)
  Income taxes                                                     -               -              .50
Net Income Per Share                                        $      1.97      $    1.46      $     .28

Average Number of Common Shares Outstanding                  44,106,953     43,923,577     43,758,559


Consolidated Statements of Reinvested Earnings



                                                                 For the Years Ended December 31
(Dollars in thousands)                                          1994           1993           1992
Balance beginning of period                                   $ 848,311      $ 840,332      $ 883,977
Add:  Net income                                                 86,734         64,195         12,359
Deduct:  Cash dividends of $1.28 per share in 1994,
  1993 and 1992                                                 (56,448)       (56,216)       (56,004)
Balance End of Period                                         $ 878,597      $ 848,311      $ 840,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows                       Consolidated Papers, Inc. and Subsidiaries



                                                                  For the Years Ended December 31
(Dollars in thousands)                                           1994           1993          1992
Cash Flows from Operating Activities:
Net Income                                                    $  86,734       $ 64,195       $ 12,359
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and depletion                                 78,563         99,560         89,463
      Undepreciated cost of plant and equipment retirements       2,457          3,277          2,984
      Earnings of affiliates                                   (  3,101)       ( 3,186)       ( 2,784)
      Deferred income taxes - cumulative effect of change
        in accounting principles                                   -              -           (59,511)
      Deferred income taxes - current year                       25,217         21,960          7,984
      Non-cash litigation settlement                           (  2,500)          -              -
      (Increase) decrease in accounts receivable               ( 26,189)        10,692        (15,341)
      (Increase) decrease in inventories                         12,274        (   256)       ( 7,059)
      (Increase) decrease in prepaid expenses                     1,274        ( 4,304)       ( 4,568)
      Increase (decrease) in accounts payable                    15,632        ( 6,301)         7,060
      Increase (decrease) in current liabilities, other
        than current maturities of long-term debt and
        accounts payable                                       (  2,819)       ( 5,845)        17,926
      Postretirement benefits - cumulative effect of change
        in accounting principles                                   -              -            97,559
      Increase (decrease) in postretirement benefits             10,782        (   799)         2,016
      Increase (decrease) in other noncurrent liabilities         3,228          1,652        (   250)
Net Cash Provided by Operating Activities                       201,552        180,645        147,838
Cash Flows from Investing Activities:
Capital expenditures                                           ( 97,739)      ( 82,603)      (137,269)
(Increase) decrease in investments and other assets               4,169       (    177)      (  6,700)
Net Cash (Used in) Investing Activities                        ( 93,570)      ( 82,780)      (143,969)
Cash Flows from Financing Activities:
Cash dividends                                                 ( 56,448)      ( 56,216)      ( 56,004)
Increase (decrease) in long-term debt                          ( 53,000)      ( 50,000)        43,000
Common stock issued                                               7,498          8,509          4,482
Net Cash (Used in) Financing Activities                        (101,950)      ( 97,707)      (  8,522)
Net increase (decrease) in cash and cash equivalents              6,032            158       (  4,653)
Cash and cash equivalents - beginning of year                     2,123          1,965          6,618
Cash and Cash Equivalents - end of year                        $  8,155      $   2,123      $   1,965

Cash paid during the year for:
  Interest                                                     $  7,128      $   9,239      $  10,883
  Income taxes                                                   27,458         35,476         22,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993 and 1992

1. Summary of Accounting Policies. Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Investments in companies in which ownership is at least
    20%, but less than a majority of the voting stock, are accounted for using the equity method. The Company operates in a single segment, which is paper and paper-related products. The Company grants credit to customers with businesses throughout the United States and Canada. A substantial portion of the Company's accounts receivable is with customers in the media and publishing industries. All receivables arising out of the normal course of business are uncollateralized. No sales to a single customer exceeded 10% of net sales in 1994, 1993 or 1992.

    Cash and Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value.

    Inventories - Inventories accounted for using the last-in, first-out
    (LIFO) cost method (approximately 60% in 1994, 63% in 1993 and 62% in
    1992) are stated at amounts that do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at December 31, 1994, 1993 and 1992, by $21,890,000, $14,098,000 and
    $12,621,000, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies, which are accounted for on a moving average cost basis.

    Investments: Available-for-sale - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115,
    "Accounting for Certain Investments in Debt and Equity Securities."  The
    Company's securities have been classified as available-for-sale. The asset balances are included in other assets on the balance sheets. In accordance with SFAS No. 115, the securities are recorded at fair market value with the unrealized gains and losses excluded from current earnings and shown as a separate component of shareholders' investment.

    Investment securities as of December 31, 1994 and 1993 consist of the following:

(In Thousands)
                                 1994               1993
                          Market     Cost     Market     Cost
U.S. Government securities         $ 24,314  $ 25,772  $ 27,248  $ 27,651
Corporate debt securities             6,155     6,155       207       207
Other assets                  294       294       513       513
                         $ 30,763  $ 32,221  $ 27,968  $ 28,371

The net unrealized holding loss of $1,458,000 ($879,000 net of taxes) is reflected as a separate component of shareholders' investment. Prior year financial statements have not been restated.

The cost and market values by contractual maturity for debt securities are as follows:

       (In Thousands)
                                             1994
                                       Market     Cost
       Due in 1 year or less                    $ 18,511 $ 19,121
       Due after 1 year through 5 years           11,958   12,806
                                     $ 30,469   $ 31,927

    Proceeds from sales and maturities of the securities totaled $129 million in 1994. Gross realized gains and losses are recorded in income as incurred. The realized net loss from sales of securities totaled
    $237,000 for the year ended December 31, 1994.

    Plant and Equipment - Plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. In 1994, the Company elected to lengthen the estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year period versus the former 16-year period. The effect of the change increased 1994 after-tax income by $14 million, or 32 cents per share.

    The Company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
    Interest capitalized in 1994, 1993 and 1992 was $926,000, $699,000 and
    $2,043,000, respectively.

    Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts.

    Start-up Costs - Start-up costs of new capital projects are charged to expense as incurred. In 1992, approximately $23 million of start-up costs and capacity-related costs during the start-up period relating to the Company's No. 16 paper machine project were charged against income.
    There were no start-up costs in 1993 or 1994.

    Timber and Timberlands - Timber and timberlands are recorded at cost, less amortization for cost of timber harvested. Amortization is computed on the unit-of-production method. Timber carrying costs are expensed as incurred.

    Accounts Payable - The Company's banking system provides for the daily replenishment of major bank accounts for check clearing requirements.
    Accordingly, there were negative book cash balances of $12 million, $8 million and $9 million at December 31, 1994, 1993 and 1992, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

    Income Taxes - Deferred income taxes have been provided to recognize the deduction of certain costs for financial reporting purposes on a basis different from that permitted for income tax purposes.

    Net Income per Share - Net income per share is based upon the weighted average number of shares outstanding during the year.

2. Employee Pension and Other Benefit Plans. The Company and its subsidiaries sponsor noncontributory pension plans covering substantially all employees. Retirement benefits are provided based on employees' years of service and earnings. Normal retirement age is 65, with provisions for earlier retirement. The Company's funding policy is to contribute amounts to the plans when deductible for income tax purposes.
    This policy generally includes amortization of unfunded prior service costs over a 10-year period.

    The Company's net periodic pension cost includes the following components:

    (In Thousands)
                                       1994      1993     1992
  Service cost-benefits earned
    during the year                 $  9,677  $  8,045      $  7,753
  Interest cost on projected benefits           23,945   22,702    21,708
  Actual return on plan assets       ( 7,979)  (58,568)      (24,052)
  Amortization of net asset at transition      ( 2,839)      ( 2,839)  ( 2,839)
  Amortization of unrecognized prior
    service cost                       2,191     2,180         2,180
  Deferral of net asset gains or (losses)      (22,471)       29,942   ( 2,331)
  Net periodic pension cost         $  2,524  $  1,462      $  2,419

The funded status of the Company's pension plans as of December 31, 1994, 1993 and 1992, based on October 31, 1994, 1993 and 1992 asset values, is as follows:

    (In Thousands)
                                       1994     1993      1992
  Actuarial present value of
    benefit obligation:
      Vested benefit obligation     $(223,675)         $(247,690)     $(215,040)

      Accumulated benefit obligation          $(242,041)         $(267,903)     $(231,947)

  Projected benefit obligation      $(296,581)         $(334,030)     $(291,700)
  Plan assets at market value         414,724            420,702        366,450

  Plan assets in excess of projected
    benefit obligation                118,143    86,672        74,750
  Unrecognized net asset at transition         ( 25,544)     ( 28,383)      ( 31,222)

  Unrecognized net gain              (117,117)          ( 80,026)      ( 69,434)
  Unrecognized prior service cost      23,433    23,118        25,299

  Prepaid (accrued) pension cost    $(  1,085)         $   1,381      $ (   607)

  The actuarial assumptions used for determining the present value of the projected benefit obligation, as measured on December 31, 1994, 1993 and
  1992, are as follows:
                                       1994      1993     1992
    Discount rate                      8.50%              7.25%     8.00%
    Expected long-term rate of
      return on the market-related
      value of plan assets             8.50%              8.50%     8.50%

  The increase in the discount rate in 1994 resulted in a $42.8 million decrease in the accumulated benefit obligation. Plan assets are comprised primarily of corporate and U.S. Treasury debt securities and corporate equities.

  Other Postretirement Benefits - The Company provides certain medical, dental and life insurance benefits to qualifying retirees. Effective
  January 1, 1992, the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for
  Postretirement Benefits Other than Pensions." This statement requires the accrual of the cost of providing these postretirement benefits over the active service period of the employee. Effective January 1, 1992, the Company recorded the transition obligation as a cumulative effect of an accounting change. Prior to January 1, 1992, the cost of medical, dental and life coverage was expensed as incurred.

  Postretirement benefit cost for 1994, 1993 and 1992 includes the following components:

(In Thousands)                        1994      1993      1992
  Service cost-benefits earned
   during the year                 $  3,945  $  3,580  $  3,084
  Interest cost on accumulated
   postretirement benefit obligation            9,067     9,234     8,034
  Net amortization and deferral         (92)     -         -
  Total postretirement benefit cost          $ 12,920  $ 12,814  $ 11,118

     The plan's status at December 31, 1994, 1993 and 1992, was as follows:

(In Thousands)                         1994      1993      1992
  Actuarial present value
   of benefit obligation:
                                   Retirees  $( 44,541)     $( 57,117)     $( 40,706)
                                   Fully eligible active participants  ( 15,765)      ( 20,265)      ( 15,904)
                                   Other active participants           ( 43,625)      ( 55,792)      ( 48,840)
  Accumulated postretirement
    benefit obligation             $(103,931)          $(133,174)     $(105,450)

                                   Plan assets at market value             -              -              -
                                   Accumulated postretirement benefit
                                     obligation in excess
     of plan assets                $(103,931)          $(133,174)     $(105,450)
                                   Unrecognized net loss               (  3,120)        20,199           -
   Unrecognized prior service cost  ( 13,331)               -              -
  Accrued postretirement benefit cost        $(120,382)     $(112,975)     $(105,450)

  The discount rate used in determining the accumulated postretirement benefit obligation was 8.50%, 7.25% and 8.0% as of December 31, 1994, 1993 and 1992, respectively. The increase in the discount rate in 1994 resulted in an $18.3 million decrease in the accumulated benefit obligation. An
  8.0% annual rate of increase in the per capita cost of covered health, dental and life insurance benefits was assumed through the year 2001; the rate was then assumed to decrease to 5.5% and remain at that level thereafter. A one-percentage-point increase in the assumed postretirement benefit cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $14.8 million, and the total of the service and interest cost components of postretirement benefit cost for the year then ended by approximately $1.2 million.


3. Shareholders' Investment.  In April 1989, the shareholders approved a Stock
   Option Plan providing for granting of options to directors, officers and all other nonunion employees. The plan reserved 2.5 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant. An analysis of the options outstanding and exercisable follows:

      1994                            1993     1992
  Options outstanding, beginning of year     1,220,420 1,361,552 1,434,369
    Granted - $38.875 to $48.125 per share     123,000    13,000      -
    Exercised - $35.125 to $43.73 per share   (124,752)           (133,160)       (48,204)
    Expired or canceled              (  3,900)           (20,972)            (24,613)
  Options outstanding, end of year  1,214,768          1,220,420 1,361,552
  Options available for grant
      at December 31                  893,529          1,012,629 1,004,657

  There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the board of directors. As of December 31, 1994, none of the shares had been issued.

  In February 1989, Consolidated Employees' Stock Ownership Trust obtained a $5 million loan and used the proceeds to purchase 142,000 shares of Company common stock from the estate of a significant shareholder. The
  Company guarantee of the loan was recorded as a liability and a reduction of shareholders' investment. This guarantee and the related loan have been reduced by $1 million in each of the years 1993 and 1992. The loan was completely repaid as of December 31, 1993.

  Changes in common stock outstanding and capital in excess of par value resulted from the net exercise of stock options of 112,004 shares for $4,002,000 in 1994, 132,048 shares for $4,816,000 in 1993 and 42,357 shares for $1,484,000 in 1992. As of January 1, 1991, the board of directors authorized the establishment of a Dividend Reinvestment and Stock Purchase Plan and reserved 750,000 shares of common stock for this purpose. The Company issued 73,347 shares for $3,155,000 in 1994, 69,726 shares for $3,098,000 in 1993 and 75,064 shares for $2,998,000 in 1992 under this plan. During 1993, the Company canceled 14,300 shares of treasury stock.

4. Lines of Credit and Long-Term Debt. A summary of long-term debt as of December 31 is as follows:

  (In Millions)                       1994      1993      1992
  Term loan from a financial institution,
  unsecured, with interest at 8.27%, due
  December 15, 1993                   $   -       $   -   $  50

  Line of credit agreements with financial
  institutions, unsecured, with a weighted
  average interest rate of 5.99%, 3.37%
  and 3.76%, respectively               118       137       119

  Revolving credit agreements with financial
  institutions, unsecured, with a weighted
  average interest rate of 3.38% and 3.79%,
  in 1993 and 1992, respectively          -        34        52
                                        118       171       221
  Less - current maturities              50        50        50
  Total long-term debt                $  68     $ 121     $ 171

  The Company has $345 million in unsecured lines of credit with eight financial institutions. There are no commitment fees for these lines of credit, however, compensating balances are required in certain instances.
  There are no restrictions on the Company's use of these compensating balances. Amounts due under these lines of credit have been classified as long-term debt because the Company has the intent and the unused facilities to refinance the loans on a long-term basis.

  The revolving credit agreements were canceled in the first quarter of 1994.

  The line of credit agreements contain restrictions on net worth and other matters. Under the terms of the restrictions, as of December 31, 1994, the Company had $37 million available for the payment of dividends.

  As of December 31, 1994, the portion of debt expected to be repaid in the subsequent years is as follows:
                        1995            $50,000,000
                        1996            $68,000,000

5.  Income Taxes.  The Company adopted the provisions of Statement of
    Financial Accounting Standards (SFAS) No. 109 "Accounting for Income
    Taxes" effective January 1, 1992, resulting in a gain of $21.9 million or $.50 per share.

  The provision for income taxes includes the following components:

                                     (In Thousands)
                             1994       1993       1992
       Current:
         Federal           $ 28,240   $ 23,223   $ 22,726
         State                2,414        990         39
           Total current     30,654     24,213     22,765

       Deferred:
         Federal             22,284     18,181      4,646
         State                2,933      3,779      3,338
           Total deferred    25,217     21,960      7,984

       Total provision     $ 55,871   $ 46,173   $ 30,749

The following summarizes the major differences between the U.S. statutory tax rates and the Company's effective tax rates:

                               1994      1993      1992
         Statutory tax rates   35.0%     35.0%     34.0%
         State income taxes     3.2       4.1       4.1
         Federal rate increase   -        3.3        -
         Other items            1.0       (.6)      (.2)

         Effective tax rates   39.2%     41.8%     37.9%

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In Thousands)                 1994      1993      1992
    Current deferred taxes:
      Postretirement benefits      $   5,652 $   5,652      $   2,268
      Employee benefits             (  2,121)           (  2,121)      (  2,296)
      Other                            3,409     3,452     3,386
        Total current deferred taxes             6,940     6,983          3,358
    Noncurrent deferred taxes:
      Plant and equipment           (245,911)           (215,188)      (179,914)
      Postretirement benefits         48,417    43,301    40,503
      AMT credit                      31,887    27,517    12,848
      Employee benefits             ( 16,370)           ( 13,159)      (  9,323)
      Other                              199  (    919)         2,488
        Total noncurrent deferred taxes       (181,778)      (158,448)      (133,398)

    Total Deferred Taxes           $(174,838)          $(151,465)     $(130,040)

  During 1994, 1993 and 1992, the Company was in an alternative minimum tax paying position. As of December 31, 1994, the excess of tax paid over the amount of regular tax that would have been paid was approximately
  $31.9 million. This amount may be used to reduce regular tax in future years.

  Included in shareholders' investment is a $340,000 tax benefit related to the exercise of stock options during 1994.

  The Company adjusted its deferred income tax balances and current income taxes to reflect the increased federal income tax rate from 34% to 35% in 1993. The cumulative effect of the change in the tax rate totaled $3.6 million, or $.08 per share, for deferred tax liabilities at January 1, 1993, and $1.1 million, or $.03 per share, for the 1993 tax provision.

6. Research & Development. Research and development expenses in 1994, 1993 and 1992 were approximately $5.9 million, $5.7 million and $5.6 million, respectively.

7. Commitments. As of December 31, 1994, the Company had capital expenditure purchase commitments outstanding of approximately
  $17.4 million.

8. Environmental Matters. The Company accrues for closure and long-term care costs for its landfills over their lives. As of December 31, 1994, the Company had accrued $3 million of the anticipated $5.8 million for such costs.

9. Litigation Settlement. During 1994, the Company settled a patent infringement suit resulting in an increase in other income of $5.5 million, $3.3 million after tax, or $.08 per share. The settlement included $3 million in cash and $2.5 million of credits.


QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1994 and 1993:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1994
Net sales              $ 232,191  $ 233,855  $ 272,903  $ 288,602  $ 1,027,551
Gross profit              40,681     49,372     46,805     63,245      200,103
Net income                15,290*    23,311*    19,464*    28,669*     86,734*
Net income per share         .35*       .53*       .44*       .65*       1.97*

1993
Net sales              $ 241,596  $ 260,302  $ 228,776  $ 216,662  $   947,336
Gross profit              44,380     57,524     34,328     39,038      175,270
Net income                17,473     25,554      7,283     13,885       64,195
Net income per share         .40        .58        .17        .31         1.46

Net income per share is based upon the weighted average number of shares outstanding during the period.

* 1994 amounts reflect the change in estimated useful lives of machinery and equipment used in pulp and papermaking process to a 20-year period versus the former 16-year period.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of Consolidated Papers, Inc.

We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1994, 1993 and 1992, and the related consolidated statements of income, reinvested earnings and cash flows (see Pages 13, 14, and 15) for each of the years in the three-year period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1994, 1993 and
1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 and Note 5 of the Notes to Consolidated Financial
Statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange
Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
January 19, 1995.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen LLP) on accounting and financial disclosure.


PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held April 24, 1995 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.

Item 11.   EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 24, 1995 and is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 24, 1995 and is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no relationships or transactions since the beginning of the last fiscal year of the nature required to be reported under Item 13 of this Form 10-K.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON     FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K Annual
    Report:

    1. Financial Statements.

       Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

               Consolidated Balance Sheets As Of December 31, 1992, 1993 and
               1994.

          Consolidated Statements of Income for the Years Ended
          December 31, 1992, 1993 and 1994.

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1992, 1993 and 1994.

          Consolidated Statements of Reinvested Earnings for the Years
          Ended December 31, 1992, 1993 and 1994.

          Notes to Consolidated Financial Statements.

          Report of Independent Public Accountants (Arthur Andersen LLP).

    2. Financial Statement Schedules.

       The following schedule is filed as part of this Form 10-K and should be read in conjunction with the financial statements:

          Schedule II - Valuation and Qualifying Accounts

          The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV, and V.


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration
Statement File No. 33-28786, and Registration Statement File No. 33-37838.


                                                     /s/ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
March 16, 1995

(b) The following exhibits are filed as a part of this Form 10-K Annual
    Report:

     3.a.  Restated Articles of Incorporation of Consolidated Papers, Inc.
           (Filed as Exhibit 3.a. to Form 10-Q for the quarter ended
           March 31, 1989 and incorporated herein by reference.)

     3.b.  Bylaws of Consolidated Papers, Inc. (Filed as Exhibit 3.b. to Form
           10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.)

     9. Mead Voting Trust Agreement dated December 20, 1986.  (Filed as
        Exhibit 9 to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.)

    10.a.  Consolidated Papers, Inc. 1989 Stock Option Plan.  (Filed as
           Exhibit 10.a. to Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.)

    10.b.  Consolidated Employees' Tax-saver & Investment Plan.  (Filed as
           Exhibit 10.b. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    10.c.  Consolidated Employees' Stock Ownership Plan.  (Filed as Exhibit
           10.c. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    10.d.  Consolidated Salaried Employees' Retirement Plan.  (Filed as
           Exhibit 10.d. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    10.e.  1992 Compensation Award Program description.  (Filed as Exhibit
           10.e. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    10.f.  1993 Compensation Award Program description.  (Filed as Exhibit
           10.f. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

    10.g. 1994 Compensation Award Program description. (Filed electronically herewith.)

    21. Subsidiaries of the Registrant.  (Filed electronically herewith.)

    27. Financial Data Schedule.  (Filed electronically herewith.)

    99. Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
        Investment Plan for the year ended December 31, 1994 (to be filed within 180 days after the Plan's year-end).

    Exhibits 2, 4, 11, 12, 13, 16, 18, 22, 23, 24, and 28 are omitted as not applicable or not required under rules of Regulation S-K.

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

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/ Patrick F. Brennan                                      March 16, 1995
Patrick F. Brennan, President and                                Date
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George W. Mead                                     Date March 16, 1995
George W. Mead, Chairman of the Board,
and Director

/s/ Patrick F. Brennan                                 Date March 16, 1995
Patrick F. Brennan, President and
Chief Executive Officer, and Director

/s/ Richard J. Kenney                                  Date March 16, 1995
Richard J. Kenney, Vice President, Finance
(Principal Financial Officer)

/s/ James E. Shewchuk                                  Date March 16, 1995
James E. Shewchuk, Controller

/s/ Ruth Baldwin Barker                                Date March 16, 1995
Ruth Baldwin Barker, Director

/s/ James R. Bostic                                    Date March 16, 1995
James R. Bostic, Director

/s/ Wiley N. Caldwell                                  Date March 16, 1995
Wiley N. Caldwell, Director

/s/ Sally M. Hands                                     Date March 16, 1995
Sally M. Hands, Director

/s/ Bernard S. Kubale                                  Date March 16, 1995
Bernard S. Kubale, Director

/s/ D. Richard Mead, Jr.                               Date March 16, 1995
D. Richard Mead, Jr., Director

/s/ Gilbert D. Mead                                    Date March 16, 1995
Gilbert D. Mead, Director

/s/ Lawrence R. Nash                                   Date March 16, 1995
Lawrence R. Nash, Director

/s/ Glenn N. Rupp                                      Date March 16, 1995
Glenn N. Rupp, Director

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992

Schedule II - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                                                                   Charges For
                                                                    Purposes
                                                    Additions       For Which
                                   Beginning         Charged       Reserve Was       Ending
                                   Balance          To Income        Created         Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1994                 $ 3,558          $ 535            $  27          $ 4,066

               1993                 $ 3,300          $ 508            $ 250          $ 3,558

               1992                 $ 4,255          $   -            $ 955          $ 3,300


EXHIBIT 10.g. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1994

March 11, 1994

The Compensation Award Program (CAP) was successful in 1993.  In addition to the more than $8 million gains in controllable costs we realized in 1992, we achieved in excess of another $4 million savings in controllable costs and inventory changes in
1993.  As a result, most employees received a CAP payment in January.  This achievement was particularly noteworthy, as it was accomplished in a year during which we continued to experience deteriorating market conditions and resulting downtimes, especially at our divisions that make lightweight coated papers - Biron and Wisconsin River divisions.

In the current market situation with the excess industry capacity, expected continuance of these marketplace conditions in 1994 and weak prices for most of our paper products, we must continue to focus on cost control, as this is the one area we can influence.  Therefore, we have decided to continue CAP for 1994.  Through our efforts we must reduce costs and improve profits.

The CAP program for 1994 is similar to the 1993 program; however, we have made some modifications in the payment of the CAP awards.  These changes will make a good program even better.

The attached pages detail the 1994 CAP program.

We still have opportunities to realize additional cost savings. In today's competitive business environment, we must strive toward achieving these savings while safely producing products of the highest quality. This is not an easy goal;
however, by working together we can accomplish this.



/s/ Patrick F. Brennan

1994 COMPENSATION AWARD PROGRAM

Measurement Factors

The 1994 Compensation Award Program (CAP) will be measured primarily on controllable costs and inventory changes.  It will be calculated as follows:

A.  Controllable Costs -   The total of controllable manufacturing cost improvements
                           over the 1994 Profit Plan; plus,

B.  Inventory Changes -    As of December 31, 1993, the measurable inventory
                           (excluding finished goods) was $77.2 million.  Our goal
                           is to reduce this average inventory.  Since we estimate
                           that our cost of carrying inventory is 20%, any reduction
                           or increase in this average inventory will receive a 20%
                           credit or charge to the CAP goal.  For example, if the
                           average inventory decreases $5 million, 20% of that, or
                           $1 million, will be credited to the CAP goal.  Similarly,
                           if the average inventory increases $5 million, there will
                           be an unfavorable charge of $1 million to the CAP goal.

Targets

If the sum of the net cost improvements in controllable costs and 20% of net inventory change is at least $4 million in 1994, we will achieve the minimum goal required for a CAP award. If greater savings are achieved, employees will be eligible for a larger CAP award. The maximum CAP award will be made if savings of $8 million are achieved.

Payment

If the minimum target is achieved, the CAP award will be a contribution of company stock into your Tax-Saver & Investment Plan (TIP) account.  If you do not have a TIP account, one will be established for you with this company contribution.  We believe that this change will prove to be advantageous to you, as it will allow you to defer taxes on your award.

The amount of the award will be calculated on your pay and based upon the following schedule.

                   Target                CAP Award1
                 $4 million     1% of 1994 normal earnings2
                 $5 million     1.25% of 1994 normal earnings2
                 $6 million     1.50% of 1994 normal earnings2
                 $7 million     1.75% of 1994 normal earnings2
                 $8 million     2.00% of 1994 normal earnings2

There remain many details to be resolved. We will communicate further with you as these details are worked out.

1Consolidated Papers, Inc. common stock equivalent to the value as noted.
2This will exclude certain payments (special project pay, vacation taken as cash, etc.)


To Qualify for 1994 CAP Award

A. The Corporation must attain a minimum of $4 million as outlined above.

B. You must be a management employee from January 1 through December 31, 1994 and be eligible to participate in TIP.

C. You must receive a merit increase during 1994.

D. Your operating division must be favorable for the sum of controllable cost improvements and inventory changes; or,

   In the case of corporate staff departments, your staff department must develop a set of goals which focus on improved services and achieve significant progress in meeting these goals.

Other

By reducing controllable costs, the operating divisions directly impact productivity and profits.  For example, you have influence over payroll, maintenance and repairs, outside services, expense work orders, waste, material usage, energy, etc.

Corporate staff departments are expected to continue to support operating divisions in reaching their goals and to accomplish their own specific staff department goals.
Corporate staff departments will establish performance measures to monitor continuous improvement.  Areas that staff departments could focus on include increased customer satisfaction, improved systems, reduced error rate and quicker response to operating department requests.  These and other improvements will result in reducing our costs and, therefore, increase earnings.

We must emphasize product quality and employee safety as top priorities. Emphasis on doing it right the first time in order to reduce broke, job lot, complaints, returns and allowances will result in favorable cost variances and improve our earnings. Similarly, a safe work place also translates into favorable cost variances and improves our company's earnings.

Summary

1. Control costs.
2. Improve inventory turnover.
3. Set and accomplish corporate staff goals.

We will report the progress on numbers 1 and 2 on a regular basis.  Number 3 should be specific and aimed toward improving the bottom line in a tangible and measurable way.  Specific corporate staff goals for 1994 should be submitted to Pat Brennan by the end of April.  Personal goals (included on performance review) may be appropriate.  A status report must be submitted to the staff quality council at the end of each subsequent quarter measuring results against the goals.  The staff quality council will evaluate all corporate staff department goals and the performance against these goals.

EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1994

SUBSIDIARIES OF THE REGISTRANT


Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated
percents of their voting securities:

   Percent Voting
  Securities Owned                                            State Or
  By Consolidated                                            Province Of
    Papers, Inc.                                                  Subsidiary    Incorporation
     100%       Consolidated Water Power Company     Wisconsin
     100%       Newaygo Forest Products Limited      Ontario
     100%       Consolidated Papers Foreign Sales Corporation                 U.S. Virgin Islands







