Form 10-Q
period 1995-03-31
CONSOLIDATED PAPERS INC
filed 1995-05-12
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31,1995

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

Common stock par value $1.00 outstanding April 28, 1995  44,310,021 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                     As Of
    March 31                   March 31
    1995                        1994       December 31
    (Unaudited)              (Unaudited)    1994

ASSETS
Current Assets
    Cash and cash equivalents $     3,244            $     1,990    $     8,155
    Receivables (net of reserves of
                              $4,230 as of March 31, 1995,
                              $3,673 as of March 31, 1994,
                              and $4,066 as of December 31,
                              1994)           96,737      75,321         88,462
    Inventories
                              Finished stock              28,584         33,295         24,356
                              Unfinished stock             4,955          4,078          4,722
                              Raw materials and supplies                 63,461         59,068         58,935
                                Total inventories         97,000         96,441         88,013
    Prepaid expenses               16,851                 15,783         14,698
                              Total current assets       213,832        189,535        199,328

Investments and other assets       60,144                 62,262         60,209

Plant and Equipment
    Buildings, machinery and equipment     1,914,227   1,843,425      1,907,952
                              Less:  Accumulated depreciation           772,782        701,000        753,263
                                           1,141,445   1,142,425      1,154,689
Land and timberlands               29,505                 28,398         29,384
Capital additions in process       74,190                 51,930         55,901
    Total plant and equipment   1,245,140              1,222,753      1,239,974
                                         $ 1,519,116 $ 1,474,550    $ 1,499,511


                 LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
    Current maturities of
                              long-term debt         $    50,000    $    50,000    $    50,000
    Accounts payable               51,966                 37,623         47,436
    Other                          77,241                 71,327         59,514
                              Total current liabilities                 179,207        158,950        156,950

Long-term debt                     23,000                107,000         68,000
Deferred income taxes             192,687                161,548        181,778
Postretirement benefits           110,406                101,120        109,558
Other noncurrent liabilities        7,691                  4,466          7,338

Shareholders' Investment
    Preferred stock, authorized and
    unissued 15,000,000 shares                  -           -              -
    Common stock:  shares issued,
                              44,290,350 as of March 31, 1995,
                              44,056,842 as of March 31, 1994
                              and 44,199,736 as of December 31,
                              1994            44,290      44,057         44,200
    Capital in excess of par value            59,661      50,414         56,082
    Cumulative translation adjustment         (2,108)                    (2,095)        (2,113)
    Unrealized net loss on investment
                              securities      (  764)                    (  419)        (  879)
    Reinvested earnings           905,046                849,509        878,597
                              Total shareholders' investment          1,006,125        941,466        975,887

                                         $ 1,519,116 $ 1,474,550    $ 1,499,511


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


          Three Months Ended
         March 31                  December 31
    1995                          1994         1994
Net sales                        $ 308,904   $ 232,191  $ 288,602
Cost of goods sold                 227,433     191,510    225,357
    Gross profit                    81,471      40,681     63,245
Selling, general
    and administrative expenses     16,003      15,662     16,556
Income from operations              65,468      25,019     46,689
Interest expense                   ( 1,459)    ( 1,120)   ( 1,382)
Interest income                        348           5         55
Miscellaneous, net                   2,383       1,161      1,982
    Total other income
                                 (expense), net             1,272        46       655
Income before provision for
    income taxes                    66,740      25,065     47,344
Provision for income taxes          26,135       9,775     18,675

Net Income                       $  40,605   $  15,290  $  28,669

Net income per share             $    0.92   $    0.35  $    0.65
Average number of
    common shares outstanding    44,231,398     44,038,078      44,187,983



CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
(DOLLARS IN THOUSANDS - UNAUDITED)

          Three Months Ended
         March 31                  December 31
    1995                          1994         1994
Balance beginning of period      $ 878,597   $ 848,311  $ 864,065
Add:  Net income                    40,605      15,290     28,669
Deduct:  Cash dividends            (14,156)    (14,092)   (14,137)

Balance end of period            $ 905,046   $ 849,509  $ 878,597


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

    Three Months Ended
         March 31
    1995                                1994
Cash Flows from Operating Activities:
    Net income                                        $ 40,605  $ 15,290
    Depreciation and depletion           22,775    21,226
    Deferred income taxes                10,909     3,100
    Earnings of affiliates              ( 1,081)  (   853)
    (Increase) decrease in current assets,
     other than cash and cash equivalents         (19,415)       ( 8,078)
    Increase (decrease) in current
     liabilities other than current
     maturities of long-term debt        22,257    13,265
    Increase (decrease) in postretirement
     benefits                                              848     2,344
    Increase (decrease) in other noncurrent
     liabilities                            353       356
Net cash provided by operating activities          77,251         46,650

Cash Flows from Investing Activities:
    Capital expenditures                (27,941)  (20,724)
    (Increase) decrease in investments
     and other assets                     1,266       346
Net cash used in investing activities   (26,675)  (20,378)

Cash Flows From Financing Activities:
    Cash dividends                      (14,156)  (14,092)
    Increase (decrease) in long-term debt         (45,000)       (14,000)
    Other                                                          3,669     1,687
Net cash (used in) financing activities           (55,487)       (26,405)

Net increase (decrease) in cash and cash
    equivalents                                        ( 4,911)  (   133)
Cash and cash equivalents-beginning of period       8,155          2,123
    Cash and cash equivalents-end of period      $  3,244       $  1,990

Cash paid during the year for:
    Interest                                                    $  1,398  $  1,371
    Income taxes                                    3,755            101


Notes to Financial Statements:

Reference is made to the Notes to Financial Statements which appear in the 1994 Annual
Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.


                                 * * * * *

The financial information furnished is unaudited.  It reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1995, the ratio of current assets to current liabilities was 1.2:1 compared with 1.3:1 at December 31, 1994. During the first quarter, working capital decreased by $8 million with cash and cash equivalents decreasing by $5 million. Accounts receivable increased by $8 million due to higher March sales and inventories increased by $9 million following a decrease of $10 million during the fourth quarter 1994. Accounts payable and other current liabilities increased by $22 million due primarily to a $23 million increase in income and payroll taxes payable at March 31, 1995 compared with December 31, 1994.

Capital expenditures totaled $28 million compared with $21 million during the same period in 1994. The major first quarter 1994 expenditures included $3 million of a $30 million grinder room replacement at Wisconsin River Division, $4 million of a $33 million chlorine reduction project at Kraft Division, and $3 million for a paper machine rebuild at Biron Division.

In February, the board of directors approved a $166 million paper machine project for the Stevens Point Division. The 1995 capital approval budget now totals $282 million, with 1995 projected spending to be $174 million. The expected 1995 spending includes $69 million for the new No. 35 paper machine project. Funded debt was reduced by $45 million in the first quarter. A combination of internally generated funds and external financing assures adequate capital to fund existing and projected projects.

OPERATING RESULTS
FIRST QUARTER, 1995-1994 COMPARISON

Net sales for the first quarter were a record $308.9 million, an increase of 33% compared with the first quarter 1994. A strengthened market for heavier weight free-sheet papers and lightweight coated printing paper sold to magazine publishers was the main reason for the increase in first-quarter sales. Current demand allowed the Company to increase prices during the quarter 5% to 6% for free-sheet papers, 7% to 8% for lightweight coated papers, and specialty papers 4% to 5%. Another price increase of approximately 8% for lightweight coated papers and 5% for specialty papers was announced for April 1, 1995 and April 17, 1995, respectively.

Net income for the first quarter increased 166% compared with the same period in 1994. The primary reasons for the after-tax increase were: higher selling prices and mix, $49.1 million; higher volume, $4.8 million; and better operations, $5.2 million; partially offset by higher material costs, mostly pulp, $18.8 million.

During the first quarter 1995, the Company's three coated paper mills, excluding No. 11 paper machine, operated at 100% of capacity compared to 86% for the same period in 1994. The two lightweight coated groundwood mills
(Biron and Wisconsin River) operated at 100% compared to 89% during the first quarter of 1994. In 1994, one lightweight coated paper machine was off line
37 days for a quality rebuild and speed up. Had this machine been available to produce during the quarter, capacity utilization during the first quarter of 1994 would have been 81%. The Wisconsin Rapids groundwood free mill, excluding No. 11 paper machine (which was put on standby status in 1991 with the start up of the Company's No. 16 paper machine) operated at 100% of available capacity during the first quarter, compared with 82% for the same period last year. No. 11 paper machine resumed operation in mid March and is not in this quarter's calculation of available capacity. The Company's coated specialty paper division (Stevens Point) operated at 100% of available capacity in the first quarter of 1995 and 1994. Shipments of paperboard products increased 7% and corrugated containers increased 14% for the first quarter 1995 compared to the same period in 1994.

Gross profit margins as a percent of net sales increased to 26.3% from 17.5% in the first quarter 1995 compared to 1994. Increased volume and higher selling prices partially offset by higher pulp prices accounted for the increase in gross profit margin.

Selling, general, and administrative expenses held steady when compared with last year's first quarter.

Other income (expense) held steady during the quarter as compared with first quarter 1994.

The effective tax rate was 39.2% in 1995 compared with 39.0% for the first quarter 1994.

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 24, 1995. At the meeting, the shareholders elected eleven directors to hold office until the next annual meeting of shareholders. Total shares represented in person or by proxy were 38,794,004, which was 87.65 percent of the 44,259,833 shares outstanding. The shares represented at the meeting were voted as follows:

Election of directors.

    Shares Voted

    For
                   R.B. Barker         38,461,466
                   J.R. Bostic         38,448,473
                   P.F. Brennan        38,468,327
                   W.N. Caldwell       38,469,522
                   S.M. Hands          38,461,129
                   B.S. Kubale         38,471,331
                   D.R. Mead, Jr.      38,464,793
                   G.W. Mead           38,471,687
                   G.D. Mead           38,472,357
                   L.R. Nash           38,467,797
                   G.N. Rupp           38,432,260

    Withheld authority
                   for all directors      321,647

    Withheld authority
                   on some directors       40,097


Item 5.              Other Information.

On May 8, 1995, the Company entered into agreements with Pentair, Inc. and
Minnesota Power & Light Company whereby the Company will acquire Niagara of
Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior
Recycled Fiber Industries for a total of approximately $215 million in cash, plus assumption of related obligations of the acquired entities, including the release of an approximately $42 million guarantee of a related entity. The transactions are subject to further due diligence and regulatory clearances.

Item 6.              Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-K.

    (27) Financial Data Schedule.
    (99) Additional Exhibits.

(b) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarter ended
    March 31, 1995.

Items 1, 2, and 3 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     May 10, 1995

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     May 10, 1995

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary


Exhibit (99) To Form 10-Q For
Consolidated Papers, Inc. For
The Quarter Ended March 31, 1995

News Release of Registrant dated May 8, 1995


CONSOLIDATED PAPERS, INC. TO PURCHASE NIAGARA OF WISCONSIN PAPER CORPORATION,
LAKE SUPERIOR PAPER INDUSTRIES AND SUPERIOR RECYCLED FIBER INDUSTRIES

WISCONSIN RAPIDS, Wis. - Patrick F. Brennan, president and chief executive officer of Consolidated Papers, Inc. (NYSE: CDP) today announced that the company has agreed with Pentair, Inc. to purchase its Niagara of Wisconsin
Paper Corporation and Pentair's joint-venture share of Lake Superior Paper
Industries and Superior Recycled Fiber Industries.  Minnesota Power of Duluth,
Minnesota, Pentair's joint-venture partner for Lake Superior Paper Industries and Superior Recycled Fiber Industries, is also selling its share of those businesses to Consolidated Papers.

The transaction will result in Consolidated's full ownership of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior
Recycled Fiber Industries. Consolidated Papers will pay a total of approximately $215 million for the companies and assume related obligations and debt of the acquired companies.

Although the transaction has been approved by the relevant boards of directors, it is subject to further due diligence by Consolidated Papers and satisfactory discussions with other affected parties. The sale is expected to close in late June 1995.

The friendly acquisition of these companies represents strategic and meaningful growth for Consolidated Papers, Brennan said. "Niagara of Wisconsin is a respected and successful maker of coated groundwood papers, a business we have been in for more than 60 years. Superior Recycled Fiber
Industries has been supplying high-quality recycled fiber made from post-consumer wastepaper to Consolidated, a partnering customer, since its start-up in 1993. We are very familiar with Superior Recycled Fiber Industries and its product.

"Since Consolidated is a full-spectrum supplier of coated printing papers, adding Lake Superior Paper Industries allows us to broaden our product grade line to include supercalendered papers, which are used by many of the same customers who purchase No. 5 lightweight coated groundwood publication papers," he added. "Acquisition of these companies represents timely, strategic growth for Consolidated and is consistent with our history of deliberate expansion to meet the needs of our customers and the markets they serve."

Niagara of Wisconsin Paper Corporation, Niagara, Wisconsin, is a manufacturer of coated groundwood publication papers. The mill has three fourdrinier paper machines, which combine to total 240,000 tons of annual papermaking capacity.
Pentair acquired Niagara of Wisconsin Paper Corporation in 1972. The company employs about 600 people and has sales offices in Illinois and Connecticut.

Lake Superior Paper Industries, Duluth, Minnesota, manufactures supercalendered paper on a fourdrinier machine equipped with a top-wire former. The machine's annual capacity is 240,000 tons. The company employs
330 people and has a sales office in Illinois. Company operations began in late 1987.

Lake Superior Papers Industries also operates Superior Recycled Fiber
Industries, which is adjacent to the Lake Superior Paper Industries mill in Duluth. Superior Recycled Fiber Industries produces more than 90,000 tons a year of high-quality pulp from post-consumer wastepaper. The company began operations in 1993 and employs about 35 people.

Combined sales of Niagara of Wisconsin, Lake Superior Paper Industries and
Superior Recycled Fiber Industries were in excess of $360 million in 1994.

Pentair, Inc., St. Paul, Minnesota, is a diversified manufacturer with 1994 sales of $1.6 billion. Products made by Pentair's 10 domestic and international businesses include: electrical and electronics enclosures, woodworking equipment, power tools, sporting ammunition, automotive service equipment, industrial lubrication systems and material-dispensing equipment, pumps, and publication papers.

Minnesota Power is a diversified utility company headquartered in Duluth, Minnesota. The company provides electric service to customers in northern
Minnesota and northwestern Wisconsin. Minnesota Power also has water utility operations and other investments and corporate services.

Consolidated Papers, Inc., based in central Wisconsin, manufactures and markets a complete line of enamel papers, also known as coated papers. These papers are used in many prominent magazines and in an assortment of printed materials, including distinguished books, brochures, advertising communications and corporate annual reports.

Consolidated Papers is also the nation's largest manufacturer of lightweight coated specialty papers, which are used in food and consumer product packaging and labeling. Other products manufactured by Consolidated include paperboard products and custom-designed corrugated displays and containers. The company reported 1994 sales of $1.028 billion. Consolidated has been in the papermaking business more than 91 years and has specialized in the manufacture of coated papers for the past 60 years.
