Form 10-Q
period 1995-06-30
CONSOLIDATED PAPERS INC
filed 1995-08-04
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

Common stock par value $1.00 outstanding July 27, 1995 44,460,622 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                     As Of
    June 30                    June 30
    1995                        1994       December 31
    (Unaudited)              (Unaudited)    1994

ASSETS
Current Assets
    Cash & cash equivalents   $     3,324            $     3,592    $     8,155
    Receivables (net of reserves of
                              $4,409 as of June 30, 1995,
                              $3,799 as of June 30, 1994
                              and $4,066 as of December 31,
                              1994)          106,092      86,090         88,462
    Inventories
                              Finished stock              33,266         40,561         24,356
                              Unfinished stock             5,570          4,158          4,722
                              Raw materials and supplies                 71,700         61,811         58,935
                                Total inventories        110,536        106,530         88,013
    Prepaid expenses               16,515                 17,475         14,698
                              Total current assets       236,467        213,687        199,328

Investments and other assets      341,771                 61,267         60,209

Buildings, machinery and equipment         1,935,407   1,853,346      1,907,952
    Less:  Accumulated depreciation          793,762     718,433        753,263
                                           1,141,645   1,134,913      1,154,689
Land and timberlands               29,952                 28,525         29,384
Capital additions in process       90,885                 59,853         55,901
    Total plant and equipment   1,262,482              1,223,291      1,239,974
                                         $ 1,840,720 $ 1,498,245    $ 1,499,511


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
    Current maturities of long-term
                              debt       $    50,000 $    50,000    $    50,000
    Accounts payable               61,255                 42,643         47,436
    Other                          63,379                 74,577         59,514
                              Total current liabilities                 174,634        167,220        156,950

Long-term debt                    300,000                102,000         68,000
Deferred income taxes             203,382                169,878        181,778
Postretirement benefits           111,452                102,943        109,558
Other noncurrent liabilities        7,996                  4,783          7,338

Shareholders' Investment
    Preferred stock, authorized and
    unissued 15,000,000 shares                  -           -              -
    Common stock:  shares issued,
                              44,398,552 as of June 30, 1995,
                              44,085,816 as of June 30, 1994
                              and 44,199,736 as of December 31,
                              1994            44,399      44,086         44,200
    Capital in excess of par value            63,728      51,452         56,082
    Cumulative translation adjustment         (2,084)                    (2,095)        (2,113)
    Unrealized net loss on investment
      securities                     -        (  743)                      (879)
    Reinvested earnings           937,213                858,721        878,597
                              Total shareholders' investment          1,043,256        951,421        975,887

                                         $ 1,840,720 $ 1,498,245    $ 1,499,511

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


      Three Months Ended     Six Months Ended
       June 30           March 31         June 30
    1995                1994    1995     1995    1994
Net sales             $ 336,646        $ 233,855        $ 308,904 $ 645,550 $ 466,046
Cost of goods sold      239,869          184,483          227,433   467,302   375,993
    Gross profit         96,777           49,372           81,471   178,248    90,053
Selling, general
    and administrative expenses           16,708           15,743    16,003    32,711    31,405
Income from operations            80,069           33,629            65,468   145,537    58,648
Interest expense         (1,056)         ( 1,291)         ( 1,459)            ( 2,515)       ( 2,411)
Interest income              31               52              348       379        57
Miscellaneous, net          883            5,891            2,383     3,266     7,052
    Total other income
                      (expense), net      (  142)           4,652     1,272     1,130     4,698
Income before provision for
    income taxes         79,927           38,281           66,740   146,667    63,346
Provision for income taxes        31,365           14,970            26,135    57,500    24,745
Net Income            $  48,562        $  23,311        $  46,605 $  89,167 $  38,601
Net Income Per Share  $    1.09        $    0.53        $    0.92 $    2.01 $    0.88

Average number of
    common shares outstanding  44,333,585  44,070,572 44,231,398 44,282,774  44,054,415



              CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                    (DOLLARS IN THOUSANDS - UNAUDITED)

      Three Months Ended     Six Months Ended
       June 30           March 31          June 30
    1995                 1994    1995     1995   1994
Balance beginning of period    $ 905,046        $ 849,509    $ 878,597 $ 878,597 $ 848,311
Add:  Net income         48,562           23,311           40,605         89,167    38,601
Deduct:  Cash dividends          (16,395)         (14,099)     (14,156)            (30,551)       (28,191)
Balance end of period $ 937,213        $ 858,721        $ 905,046      $ 937,213 $ 858,721

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

     Six Months Ended
        June 30
    1995                                      1994
Cash Flows from Operating Activities:
    Net income                             $  89,167     $  38,601
    Depreciation and depletion                45,269        42,501
    Deferred income taxes                     21,604        11,430
    Earnings of affiliates                  (  2,140)      ( 1,157)
    (Increase) decrease in current assets,
                                           other than cash and cash equivalents    ( 41,970)       (30,628)
    Increase (decrease) in current
                                           liabilities, other than current
                                           maturities of long-term debt              17,684    21,535
    Increase (decrease) in postretirement
                                           benefits     1,894                         4,167
    Increase (decrease) in other noncurrent
                                           liabilities         658                      673
Net cash provided by operating activities    132,166        87,122

Cash Flows from Investing Activities:
    Capital expenditures                    ( 67,777)      (42,537)
    (Increase) decrease in investments and
                                           other assets   (278,514)                   1,321
Net cash (used in) investing activities     (346,291)      (41,216)

Cash Flows from Financing Activities:
    Cash dividends                          ( 30,551)      (28,191)
    Increase (decrease) in long-term debt    232,000       (19,000)
    Other                                      7,845         2,754
Net cash provided by (used in) financing
    activities                               209,294       (44,437)

Net increase (decrease) in cash and cash
    equivalents                             (  4,831)        1,469
    Cash and cash equivalents -
                                           beginning of period                        8,155     2,123
Cash and cash equivalents - end of period  $   3,324     $   3,592

Cash paid during the year for:
    Interest                               $   2,385     $   2,815
    Income taxes                              36,293        10,573

Notes to Financial Statements:

1.  Reference is made to the Notes to Financial Statements that appear in the 1994
    Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.
2.  Results for second quarter 1994 reflect an increase in other income of $5.5 million, $3.3 million after-tax, or 8 cents per share, for a nonrecurring patent infringement settlement.
3.  Effective July 1, 1995, the company acquired Niagara of Wisconsin Paper
    Corporation, Lake Superior Paper Industries and Superior Recycled Fiber
    Industries for approximately $227 million in cash and extinguished $52 million of debt.  The company entered into new debt agreements totalling $335 million and borrowed $279 million.  The debt proceeds have been recorded in Investments and other assets as of June 30, 1995.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter, working capital increased by $27 million, primarily due to receivables increasing by $9 million from higher June sales, and inventories increasing by $14 million as a result of planned increases prior to scheduled downtime for the July 4 holiday.  Accounts payable increased by $9 million due mainly to increased purchases of raw materials used to build inventories while other liabilities decreased by $14 million due to timing of payments.

Capital expenditures in the second quarter of 1995 totaled $40 million compared with
$22 million in the second quarter of 1994.  Major second quarter 1995 expenditures included $10 million expended on the $166 million paper machine at Stevens Point
Division, $6 million expended on the $33 million chlorine reduction project at Kraft
Division, and $5 million expended in preparation for an upcoming paper machine rebuild at Biron Division.

In late 1994, the Board of Directors approved a $116 million capital approval budget for 1995.  In February 1995, the Board of Directors also approved a $166 million paper machine project for the Stevens Point Division.  Effective July 1, 1995, the
company completed the acquisition of Niagara of Wisconsin Paper Corporation,
Niagara, Wisconsin, together with Lake Superior Paper Industries and Superior
Recycled Fiber Industries, both in Duluth, Minnesota.  These three operations had
$13 million in scheduled capital projects at the time of acquisition and the
Consolidated Board of Directors subsequently approved $13 million in additional projects for initiation in the second half of 1995.  The 1995 capital approval budget therefore now totals $295 million, with projected spending of $171 million during 1995.  The expected 1995 spending includes $49 million for the new No. 35 paper machine project and $17 million for the acquisitions.  The company entered into new debt agreements totaling $335 million and borrowed $279 million to fund the acquisition.  Funded debt increased $277 million during the second quarter to $350 million.  A combination of internally generated funds and external financing assures adequate capital to fund existing and projected projects.

OPERATING RESULTS SECOND QUARTER
AND FIRST HALF YEAR, 1995-1994 COMPARISON

Net sales increased to record levels for the second quarter and first half of 1995.
Second quarter net sales increased $103 million or 44% and first half year increased
$180 million or 39% compared with similar periods in 1994.  A strengthened market for both free-sheet papers and coated groundwood printing papers was the main reason for the increases.  Current demand allowed the company to increase prices during the quarter approximately 8% for lightweight coated papers and 5% for specialty papers.
Another price increase of approximately 5% for free-sheet web papers and 7% for lightweight coated papers was announced for July 1, 1995.

Record net income for the second quarter 1995 of $48.6 million or $1.09 per share was an increase of 108% compared with $23.3 million or $.53 per share for the comparable period in 1994.  The second quarter 1994 included a 8-cents-per-share adjustment from the favorable settlement of a patent infringement suit.  The primary reasons for the after-tax increase were:  higher selling prices and mix,
$43 million; and higher volume, $4 million; partially offset by higher material costs, mostly pulp, $14 million; and the prior year one-time patent infringement suit settlement, $3 million.

The lightweight groundwood mills, Biron and Wisconsin River divisions, on a combined basis, operated at 100% of capacity for the second quarter and first two quarters 1995, compared with 86.7% and 87.8% for similar periods in 1994.  In first quarter 1994, one lightweight coated paper machine was off-line 37 days for a quality rebuild and speed-up.  The groundwood-free coated paper mill, Wisconsin
Rapids Division, excluding its No. 11 paper machine, operated at 100% of capacity for the second quarter and first half year of 1995 compared with 84.9% and 83.3% for similar periods in 1994.  The No. 11 paper machine resumed operations in mid-
March 1995 after being put on stand-by with the March, 1992 startup of the company's
No. 16 paper machine.  The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, increased shipments for the second quarter by 8%
and operated at 85.7% of capacity compared with 84.6% in the same period in 1994.
The company's coated specialty paper division (Stevens Point) operated at 100% of capacity in both the second quarter and first half year of 1995 and 1994.  Shipments of paperboard products increased 10% and corrugated containers increased 3% for the second quarter 1995 compared with the same period in 1994.

Gross margins as a percent of net sales increased to 28.7% and 27.6% for the second quarter and first half year of 1995 compared with 21.1% and 19.3% for similar periods in 1994.  Higher selling prices and increased volumes, only partially offset by higher material costs (mostly pulp), accounted for the improved gross profit margins.

Selling, general and administrative expenses as a percent of net sales decreased to
5.0% and 5.1% for the second quarter and first six months of 1995, respectively, compared with 6.7% for both periods in 1994.  Selling, general and administrative expenses are typically considered to be fixed costs.

Other income (expense) decreased by $5 million due to a favorable settlement of patent infringement litigation recorded in 1994.

The effective tax rate was 39.2% for both periods in 1995 compared with 39.1% in 1994.

PART II.  OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-K.

    (27)     Financial Data Schedule.

(b) Reports on Form 8-K.

    A report on Form 8-K dated June 30, 1995 was filed on July 14, 1995 to report the purchase of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior Recycled Fiber Industries.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 4, 1995

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     August 4, 1995

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
