Form 10-Q
period 1995-09-30
CONSOLIDATED PAPERS INC
filed 1995-11-13
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Common stock par value $1.00 outstanding October 27, 1995      44,579,910 shares

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                      As Of
    September 30             September 30
    1995                        1994        December 31
    (Unaudited)              (Unaudited)                1994


ASSETS
Current Assets
    Cash & cash equivalents   $     3,705            $     3,142    $     8,155
    Receivables (net of reserves of
                              $5,479 as of September 30, 1995,
                              $3,912 as of September 30, 1994
                              and $4,066 as of December 31,
                              1994)          176,103     101,238         88,462
    Inventories
                              Finished stock              32,304         26,933         24,356
                              Unfinished stock             8,296          3,630          4,722
                              Raw materials and supplies                 94,208         65,533         58,935
                                         Total inventories         134,808         96,096         88,013
    Prepaid expenses               26,650                 15,895                   14,698
                              Total current assets       341,266                  216,371        199,328

Investments and other assets       88,453                 61,606                   60,209
Goodwill                           72,860                   -                        -

Plant and Equipment
    Buildings, machinery and equipment     2,118,932   1,877,823                1,907,952
                              Less:  Accumulated depreciation      815,369        736,814        753,263
                                                       1,303,563                1,141,009      1,154,689
Land and timberlands               33,128                 28,839                   29,384
Capital additions in process      107,801                 59,744                   55,901
    Total plant and equipment   1,444,492              1,229,592                1,239,974
                                                     $ 1,947,071              $ 1,507,569    $ 1,499,511


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
    Current maturities of long-term debt $    50,000 $    50,000    $    50,000
    Accounts payable               89,580                 45,609         47,436
    Other                          90,511                 77,062         59,514
        Total current liabilities            230,091     172,671        156,950

Long-term debt                    264,000                 89,000         68,000
Deferred income taxes             208,743                175,666        181,778
Postretirement benefits           122,151                104,979        109,558
Other noncurrent liabilities       21,683                  5,153          7,338

Shareholders' Investment
    Preferred stock, authorized and
    unissued 15,000,000 shares                  -           -              -
    Common stock, shares issued
        44,572,832 as of September 30, 1995,
        44,174,477 as of September 30, 1994
        and 44,199,736 as of December 31,
        1994                       44,573                 44,174         44,200
    Capital in excess of par value            70,141      54,713         56,082
    Cumulative translation adjustment         (2,054)                    (2,061)        (2,113)
    Unrealized net loss on investment
      securities                     -                    (  791)        (  879)
    Reinvested earnings           987,743                864,065        878,597
        Total shareholders' investment     1,100,403     960,100        975,887

                              $ 1,947,071            $ 1,507,569    $ 1,499,511

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

       Three Months Ended                       Nine Months Ended
    September 30          June 30      September 30
    1995                1994    1995     1995    1994
Net sales           $ 480,861         $ 272,903          $ 336,646 $ 1,126,411    $ 738,949
Cost of goods sold    350,185           226,098            239,869     817,487      602,091
    Gross profit      130,676            46,805             96,777     308,924      136,858
Selling, general and
    administrative expenses     16,968            15,518    16,708      49,679       46,923
Income from operations         113,708            31,287    80,069     259,245       89,935
Interest expense      ( 5,046)          ( 1,451)           ( 1,056)                   ( 7,561)     ( 3,862)
Interest income           139                30                 31         518           87
Miscellaneous, net        851             2,049                883       4,117        9,101
    Total other income
                    (expense), net      ( 4,056)               628   (   142)         ( 2,926)       5,326
Income before provision for
    income taxes      109,652            31,915             79,927     256,319       95,261
Provision for income taxes      42,659            12,451    31,365     100,159       37,196

Net income          $  66,993         $  19,464          $  48,562 $   156,160    $  58,065
Net income per share         $    1.51         $     .44 $    1.09 $      3.52    $    1.32

Average number of
    common shares outstanding         44,510,734         44,129,287     44,333,585     44,359,596     44,079,647



CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
(DOLLARS IN THOUSANDS - UNAUDITED)


       Three Months Ended                       Nine Months Ended
    September 30          June 30      September 30
    1995                1994    1995     1995    1994
Balance beginning of period    $ 937,213        $ 858,721    $ 905,046 $ 878,597 $ 848,311
Add:  Net income         66,993           19,464           48,562        156,160    58,065
Deduct:  Cash dividends          (16,463)         (14,120)     (16,395)            (47,014)       (42,311)

Balance end of period $ 987,743        $ 864,065        $ 937,213      $ 987,743 $ 864,065



CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

                                            Nine Months Ended
                                               September 30
                                           1995        1994
Cash Flows From Operating Activities:
Cash Flows From Operating Activities:
      Net income                          $ 156,160 $  58,065
      Depreciation and depletion             69,998    63,955
      Amortization of intangibles             2,127      -
      Deferred income taxes                  32,311    17,218
      Earnings of affiliates               (  3,220)     ( 2,010)
      (Increase) decrease in current assets,
       other than cash and cash equivalents          ( 50,079)     (33,762)
      Increase (decrease) in current
       liabilities, other than current
       maturities of long-term debt          22,467       26,986
      Increase (decrease) in postretirement
       benefits                            (  3,541)       6,203
      Increase (decrease) in other noncurrent
       liabilities                            2,237     1,043
Net cash provided by operating activities   228,460   137,698

Cash Flows From Investing Activities:
      Capital expenditures                 (118,639)     (70,292)
      Acquisition, net of cash             (225,510)        -
      (Increase) decrease in investments and
       other assets                        (    316)       1,821
Net cash (used in) investing activities    (344,465)     (68,471)

Cash Flows From Financing Activities:
      Cash dividends                       ( 47,014)     (42,311)
      Increase (decrease) in long-term debt           144,137      (32,000)
      Other                                  14,432     6,103
Net cash provided by (used in) financing
      activities                            111,555   (68,208)

Net increase (decrease) in cash and cash
      equivalents                          (  4,450)       1,019
      Cash and cash equivalents -
       beginning of period                    8,155     2,123
      Cash and cash equivalents - end of period     $   3,705    $   3,142

Cash paid during the year for:
      Interest                            $   7,235 $   4,538
      Income taxes                           71,319    15,328

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

3.     Effective July 1, 1995, the company acquired Niagara of Wisconsin Paper
       Corporation, Lake Superior Paper Industries and Superior Recycled Fiber Industries
       for approximately $235 million in cash and extinguished $52 million of debt.  The company entered into new debt agreements totaling $335 million and borrowed $279 million.  This acquisition was accounted for as a purchase and, accordingly, the assets and liabilities have been stated at their fair values.  Goodwill, which will be amortized over fifteen years, represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed.  The purchase price allocation is subject to change as management continues to refine the estimated fair value of the acquired assets and assumed liabilities.  Results of operations of the acquired companies are included in the consolidated financial statements subsequent to the acquisition.


       The unaudited consolidated pro forma results of operations for the periods ended
       September 30, 1995 and 1994 assume the acquisition occurred as of January 1, 1994.
       The pro forma information is provided for information purposes only.  It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date nor of future results (dollars in thousands except per share data):

                                         Nine Months Ended
                                           September 30
                                          1995      1994
       Net sales                      $ 1,368,009  $ 991,581
       Net income                         169,963     46,723
       Net income per share                  3.83       1.06


                                 * * * * *

       The financial information furnished is unaudited.  It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective July 1, 1995, the company completed the acquisition of Niagara of Wisconsin Paper Corporation, located in Niagara, Wisconsin, together with Lake Superior Paper Industries and Superior Recycled Fiber Industries, both located in Duluth, Minnesota. This acquisition was accounted for as a purchase and the assets and liabilities which have been stated at their fair value will affect the comparison to prior periods.

On September 30, 1995 the ratio of current assets to current liabilities increased to 1.5 compared with 1.3 at September 30, 1994 and during the third quarter, working capital increased by $49 million. Accounts receivable increased by $75 million and inventories increased $39 million during the quarter while accounts payable and other current liabilities increased by $57 million.

Capital expenditures in the third quarter of 1995 totaled $51 million compared with $28 million in the third quarter of 1994. Major third quarter 1995 expenditures included $18 million expended on the $166 million paper machine at the Stevens Point Division, $3 million expended on the $33 million chlorine reduction project at the Kraft Division, and $3 million expended in preparation for an upcoming paper machine rebuild at Biron Division.

In October 1994, the Board of Directors approved a $116 million capital approval budget for 1995. In February 1995, the Board of Directors also approved a $166 million paper machine project for the Stevens Point Division. At the time of acquisition described above, the three acquired operations required $13 million to complete scheduled capital projects. In July, 1995, the Consolidated Board of Directors approved an additional $13 million for projects to be initiated in the second half of 1995. The 1995 capital approval budget therefore now totals $308 million, with projected spending of $171 million during 1995. The expected 1995 spending includes $45 million for the new No. 35 paper machine project and $17 million at the acquired sites. The company borrowed $279 million to fund the acquisition which together with assumed debt resulted in new debt agreements totaling $335 million. Funded debt decreased $36 million during the third quarter to $314 million. A combination of internally generated funds and external financing assures adequate capital to fund existing and projected projects. Fixed rate debt continues at $85 million, and the remaining funded debt was at floating rates through various bank lines of credit including two committed lines totaling $250 million.

Substantially all of the machinery and equipment at Lake Superior Paper Industries and certain assets at Niagara of Wisconsin Paper Corporation are leased to the operating subsidiaries. The company has options under these leases to repurchase the interests of the owner participants at set prices at various times during the lease and again at conclusion of the lease for the then fair market value of the equipment. If the company repurchases the interests of the equity participants, the company would be required to assume related debt secured by the leased equipment. Under the Lake Superior Paper Industries lease, the company has the option at the end of 1997 to buy out the equity participants for $164 million and assume related debt of $158 million. The company expects that adequate financing will be available if these interests are repurchased.

At its October 1995 meeting, the board of directors approved a $149 million 1996 capital approval budget. The 1996 capital approval budget includes $122 million for necessary replacement and quality projects, $22 million for high-return projects, and $5 million for environmental control projects.

OPERATING RESULTS
THIRD QUARTER AND FIRST NINE MONTHS, 1995-1994 COMPARISONS

The operating results of the acquired companies are included in the income statement subsequent to the acquisition date, July 1, 1995. Net sales increased to record levels for the third quarter and first nine months of 1995. Third quarter net sales increased $208 million or 76% and nine months' net sales increased $387 million or 52% compared with similar periods in 1994. The acquisition in the third quarter of 1995 together with the strengthened market for both free-sheet papers and coated groundwood printing papers were the main reasons for the increases. Current demand allowed the company to increase prices during the quarter approximately 7% for lightweight coated papers and 5% for free-sheet web papers. Free-sheet sheets did not get a price increase. Another price increase of approximately 6% for lightweight coated papers and supercalendered papers was announced for October 1, 1995.

Record net income for the third quarter 1995 of $67 million or $1.51 per share was an increase of 244% compared with $19 million or $.44 per share for the comparable period in 1994. The primary reasons for the after-tax increase were: higher selling prices and mix from pre-acquisition operations, $46 million; and favorable results from the newly acquired companies; partially offset by higher material costs, mostly pulp, $13 million.

The lightweight groundwood mills, Biron and Wisconsin River divisions, on a combined basis, operated at 100% of capacity for the third quarter and first nine months in both years 1995 and 1994. The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine, also operated at 100% of capacity for the third quarter and first nine months of 1995 compared with 95.1% and 87.4% in 1994, respectively. The No. 11 machine resumed operations in mid-March 1995 after being put on stand-by at the time of the March, 1992 startup of the company's No. 16 paper machine. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets increased productivity and maintained shipment levels while operating at 88% of capacity in the third quarter 1995 compared with 97.7% in the same period in 1994. The company's coated specialty paper division (Stevens Point) increased shipments by 5% in the third quarter and operated at 96.9% of capacity compared to 100% for the third quarter in 1994. Shipments of paperboard products decreased 5% and corrugated containers decreased 5% for the third quarter 1995 compared with the same period in 1994. The three newly acquired operations ran at 100% of capacity for the third quarter 1995.

Gross margins as a percent of net sales increased to 27.2% and 27.4% for the third quarter and first nine months of 1995 compared with 17.2% and 18.5% for similar periods in 1994. Higher selling prices, the favorable acquisition impact, and increased volumes, partially offset by higher material costs (mostly pulp), accounted for the improved gross profit margins.

Selling, general and administrative expenses as a percent of net sales decreased to 3.5% and 4.4% for the third quarter and first nine months of 1995, respectively, compared with 5.7% and 6.3% for similar periods in 1994. Selling, general and administrative expenses are typically fixed costs at Consolidated Papers, Inc.

Other income (expense) net increased by $5 million in the third quarter 1995 compared with same period in 1994 primarily due to higher interest expense to fund the acquisition. The year-to-date result decreased in 1995 by $8 million when compared to 1994 due to a $5.5 million favorable second quarter 1994 settlement of a nonrecurring patent infringement suit and higher interest expense in 1995.

The effective tax rate was 39.2% for both periods in 1995 compared with 39.0% in 1994.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a) Furnish the exhibits required by Item 601 of Regulation S-K.

        (27) Financial Data Schedule.

    (b) Reports on Form 8-K.

        Amendment No. 1 to Form 8-K dated June 30, 1995 was filed on Form 8-K/A on September 13, 1995 to report certain financial information related to the acquisition of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior Recycled Fiber Industries.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CONSOLIDATED PAPERS,INC.



Date   November 13, 1995      By /s/ Richard J. Kenney
                              Richard J. Kenney, Vice President, Finance
                              Principal Financial Officer



Date   November 13, 1995      By /s/ Carl R. Lemke
                              Carl R. Lemke, Assistant Secretary
