Form 10-K
period 1995-12-31
CONSOLIDATED PAPERS INC
filed 1996-03-26
CIK 23752

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1995

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

Yes (X)          No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of March 5, 1996 of the voting stock held by nonaffiliates of the registrant was approximately $1.44 billion, based upon the NYSE closing price on March 5, 1996 and an estimate that 60.5% of the stock is owned by nonaffiliates.

On March 5, 1996 there were 44,646,828 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into
Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held April 22, 1996.

PART I

Item 1. BUSINESS.

Consolidated Papers, Inc. was incorporated in Wisconsin in 1894. The company and its subsidiaries (collectively, the "Company") operate primarily in the pulp and paper industry. Operations in pulp and paper involve the manufacture and sale of enamel printing paper (also known as coated printing paper) and supercalendered printing paper for the printed communications industry, coated specialty papers used largely in the packaging and labeling of food and consumer products, and the manufacture of pulp and recycled pulp for use in the manufacture of these papers. The Company also manufactures paperboard, paperboard products and corrugated products. Integrated in the business are electrical power operations, which have nominal sales to others.

Effective July 1, 1995, the Company acquired Niagara of Wisconsin Paper Corporation, Niagara, Wisconsin, a manufacturer of coated groundwood publication papers; Lake Superior Paper Industries, Duluth, Minnesota, a manufacturer of supercalendered paper; and Superior Recycled Fiber Industries, Duluth, Minnesota, a producer of high-quality recycled pulp from post-consumer wastepaper.

The Company's principal product is coated printing papers. The Company is North America's largest manufacturer of these papers and a leading manufacturer of supercalendered printing papers for the printing and publishing industries. In addition, the Company is the largest manufacturer of lightweight coated specialty papers in the United States.

The percent of coated printing paper sales to total sales was 81.5% (1991), 80.7% (1992), 79.8% (1993), 80.0% (1994), and 84.0% (1995).

Coated and supercalendered printing papers are sold directly to magazine and catalog publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

            DISTRIBUTION OF COATED PRINTING PAPER SALES IN TONS
                                   Direct
                                  Publisher           Merchant
                                  Accounts            And Other
                 Year                 %                   %
                 1991                62%                 38%
                 1992                61%                 39%
                 1993                56%                 44%
                 1994                52%                 48%
                 1995                52%                 48%

The Company competes in the coated printing paper market, supercalendered printing paper market, and coated specialty paper market (1) by providing paper of high quality incorporating special qualities desired by its customers, (2) by pricing its products competitively, and (3) by emphasizing service to customers in the form of prompt attention to orders, prompt and reliable delivery of products to customers, and technical assistance to printers that use the Company's products.

Few paper manufacturers have unique qualities in coated papers or coated specialty papers, or unique machines or secret processes that give them a strong competitive advantage over other paper manufacturers. Because of this, price competition is a more important marketing factor during periods of excess supply of, or low demand for, this product. These two factors often occur at once.

The Company competes in the coated printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is the largest manufacturer of coated printing papers in North America, having shipped 1,160,163 tons of coated printing papers in 1995, which represents approximately 16% of the U.S.
market for this product. Sales to Unisource, a paper merchant, as a percent of net sales, amounted to 12.4% in 1995. The Company's principal U.S.
competitors are Blandin Paper Company, a subsidiary of Fletcher Challenge
Canada Ltd.; Boise Cascade Corporation; Bowater Incorporated; Champion
International Corporation; Crown Vantage Inc.; International Paper Company;
Mead Corporation; Repap Wisconsin Inc., an affiliate of Repap Enterprises
Corporation Inc.; the Northwest Paper Division of Potlatch Corporation; the
S.D. Warren Division of Sappi Ltd.; Westvaco Corporation; and Madison Paper
Industries.

The Company's energy sources during 1995 were:
                      Coal                          24.5%
                      Process Waste                 42.0%
                      Natural Gas                   15.8%
                      Electricity                   17.4%
                      Petroleum products              .3%

The Company experienced no shortages of energy in 1995. The Company currently purchases 84% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, and the other for Kentucky coal, both of which expire
December 31, 1999. The remaining 16% of its coal requirement is purchased on annual contracts. Coal is currently in ample supply, and we anticipate no supply problems in 1996.

The Company is in the third year of a five-year agreement for the firm transportation of approximately 55% of its total natural gas supply.

Approximately 45% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction in supply whenever cold weather or other events decrease the amount of pipeline gas available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply.
Natural gas is currently in good supply and minimal interruption is expected in 1996.

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1995 from Company lands was the equivalent of 10% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from outside Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1995 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 1996 operations.

The Company also purchases market pulp on a regular basis and purchased 26.6% of the total pulp consumed by the Company's paper mills during 1995. This includes pulp consumed at Niagara of Wisconsin Paper Corporation and Lake
Superior Paper Industries for the second half of 1995. The Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other arrangements for 100% of its anticipated requirements for 1996. Market pulp is currently in ample supply, and the Company anticipates no supply problems in 1996.

The principal raw materials consumed in the manufacture of kraft pulp include pulpwood, chlorine dioxide, caustic soda, oxygen, hydrogen peroxide, sulfuric acid, sodium chlorate, and lime. The principal raw materials consumed in the manufacture of coated papers include kraft pulp, groundwood pulp, thermomechanical pulp, starch, soya protein, clay, calcium carbonate, latex, and titanium dioxide pigment.

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1995, the Company was able to procure adequate supplies of all principal raw materials and thus experienced no interruptions of production due to materials shortages. Most raw materials remain in good supply, while sodium chlorate and hydrogen peroxide are in tight supply. The
Company expects no interruptions of production due to materials shortages.

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $5.8 million in 1995, $5.9 million in 1994, and $5.7 million in 1993 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, and environmental projects.

The Company is committed to complying with all state and federal environmental regulations.

Our wastewater permits were renewed on September 30, 1994. The renewed permits contain some favorable provisions including reduced dioxin monitoring and elimination of the aluminum, copper, and zinc limits in Water Quality
Center's (WQC) permit. During 1995, certain concerns the Company had with other provisions of the renewed permits for its central Wisconsin operations were favorably resolved with the Wisconsin Department of Natural Resources
(WDNR), thus avoiding the need for an adjudicatory hearing. The Niagara of Wisconsin (NOW) wastewater permit has been challenged due to unreasonable term and fish flavor impairment study requirements. The Company is actively attempting to resolve NOW's permit issues with the WDNR, thus avoiding the need for a hearing. We remain in compliance with all conditions and limitations of our renewed wastewater permits. The Environmental Protection
Agency (EPA) issued final water quality guidance for the Great Lakes system on March 23, 1995. This guidance, called the Great Lakes Initiative, establishes a mechanism for dealing with toxic pollutants which is to be followed by all the Great Lakes states. The affected states have until March 1997 to adopt the provisions of the Great Lakes Initiative. The final guidance document allows the states much more flexibility than in the original guidance document. Therefore, the impacts on our operations will depend to some extent on decisions made by each state. The Company continues to carefully follow state developments in order to assess the impact of this new regulatory program. The Great Lakes Initiative has been legally challenged by the paper industry and other impacted parties. The Company does not expect that compliance with its renewed wastewater permits will cause material changes in its business or affect its competitive position. The Company is unable to predict the effect of future amendments to the Clean Water Act or implementation of the Great Lakes Initiative, which may require additional wastewater treatment. The Company continues to invest capital funds to upgrade wastewater treatment facilities in preparation for production increases and future regulations.

The Company has received general tier 1 storm-water discharge permits for its applicable operations. The permits include a pollution-prevention plan and best-management practices, and may require storm-water sampling and testing, and pollution control. The Company has defined storm-water permit requirements and schedules, and will implement a cost-effective strategy to comply. The storm-water permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

The Company continues to implement plans to assure continued compliance with WDNR's hazardous air emissions regulations.

The Federal Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines are expected to have a significant financial impact on the paper industry. The EPA proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the paper industry on December 17, 1993. These proposed regulations are commonly referred to as the "Cluster Rule." The Company's preliminary review of the proposed Cluster Rule indicates that capital expenditures of $60 million to $95 million for process and equipment changes may be required three years after the Cluster Rule is final. Additional annual operating costs of $20 million to $25 million may be required to comply with the Cluster Rule. The industry's national trade association is working with Company representatives to carefully review these significant regulations. Detailed comments were filed seeking relief as appropriate. The proposed Cluster Rule is subject to change prior to final promulgation, which is currently scheduled for no earlier than June 1996.
Therefore, our capital and operating cost estimates are also subject to change and will be updated as required by the final Cluster Rule. Because the Company's principal competitors will also be subject to similar regulatory requirements, the Company does not expect that compliance with the Cluster
Rule will affect its competitive position.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company obtained regulatory approval to restart its ConsGr (WQC wastewater treatment biosolids) agricultural landspreading program in 1993. The ConsGr program began operation on November 1, 1993. The ConsGr program reduces our dependence on landfills, and benefits the local agricultural community and environment. The Company is currently evaluating the technical and economic feasibility of agricultural landspreading at Niagara of Wisconsin. The
Company continues to distribute lime sludge from its kraft pulp mill as a liming agent and for use in asphalt mixtures. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites. The Company continues to make progress in obtaining all approvals and permits to expand landfill capacity at the Water
Quality Center and Niagara of Wisconsin. At this time, the Company is unable to predict the effect of future landfill, groundwater or sediment remediation regulations.

The Company's Hazardous Materials Committee continues to ensure timely and full compliance with all regulations applicable to the purchase, transportation and disposal of hazardous materials. The committee also ensures compliance with the Department of Transportation rules regarding training of all employees who handle and transport hazardous materials.

The unintended generation of dioxin is a global concern and a challenge for the paper industry. The industry's use of elemental chlorine in the pulp-bleaching process has been linked to the formation of trace amounts of dioxins, furans, chloroform and other chlorinated organics. The Company has developed a multiphase program to reduce the use of elemental chlorine in the pulp-bleaching process. Phase I of the chlorine-reduction program was completed in 1992 and included improved hardwood brownstock washing, increased substitution of chlorine dioxide in the first stage of pulp bleaching and use of hydrogen peroxide and oxygen in the caustic-extraction stage. Phase II of the chlorine-reduction program was completed in 1993 and included the addition of softwood oxygen delignification and associated brownstock washing. The
Company has been using oxygen delignification on hardwood since 1986. Phase I produced nondetectable levels of dioxin (2,3,7,8-TCDD) in our treated wastewater effluent and assures compliance with permit limits. Phase II was optimized during 1994 with emphasis on further reducing elemental chlorine.
Phase II has resulted in nondetectable levels of dioxin (2,3,7,8-TCDD) in pulp and wastewater treatment plant sludge and also has significantly reduced the formation of other chlorinated organics, including chloroform. Phase II also resulted in the elimination of elemental chlorine in the bleaching of softwood pulp, achieving the commonly referred to status of elemental chlorine-free
(ECF).  In March 1994, the Company announced further chlorine-reduction plans.
Phase III of our chlorine-reduction program will eliminate the use of elemental chlorine in the hardwood pulp-bleaching process by the end of 1996.
Our new ECF pulp-bleaching process utilizes chlorine dioxide on softwood and will utilize high-consistency ozone on hardwood to replace elemental chlorine in the first stage of bleaching. All major equipment for Phase III has been ordered and is expected to be delivered during the first quarter of 1996.
Phase III start-up is currently scheduled for late 1996. We will define technology options, implementation schedules and budgets to meet future regulatory requirements and market demand. The Company continues to evaluate the technical and economical feasibility of nonchlorine bleaching if required by future regulation or the marketplace.

The Company continues to comply with its voluntary commitment to the Food and Drug Administration to reduce dioxin (2,3,7,8-TCDD) in bleached wood pulp used to manufacture food packaging to two parts per trillion or less.

The Company has complied with all conditions of a 1993 consent decree that settled a lawsuit for violation of particulate emission limits applicable to Kraft Division's lime kiln. The Company submitted the last consent decree compliance report and has requested termination.

During 1993, the Company settled a lawsuit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site in Harrison, Wisconsin. It is possible that the Company will be named as a potentially responsible party with respect to several other sites (probably in Wisconsin), including the Marina Cliffs Barrel Dump site near Milwaukee. The Company recently responded to an information request from the EPA regarding the Marina
Cliffs site. The Company has not been advised of any formal action regarding other sites to date.

The state of Wisconsin has undertaken sediment remediation studies on various watershed systems, including the Wisconsin River and the Fox River. Also, the United States Department of the Interior has notified several companies of its intent to pursue natural resource damage claims with respect to the Fox River.
Substantially all of the Company's central Wisconsin manufacturing operations use water from and discharge treated effluent into the Wisconsin River. The studies with respect to the Wisconsin River system are in the early stages.
The Company does not know whether remedial actions will be undertaken with respect to the Wisconsin River, but expects to be involved in ongoing studies of the Wisconsin River system and in any sediment remediation activities on this system. The Company's Appleton Division, closed in 1982, was on the Fox
River. To date, the Company has not been involved in any discussions concerning the Fox River.

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

Internal multimedia environmental audits were completed during 1995 to assure compliance with environmental laws and regulations.

The Company estimates current environmental operating costs to be $23.8 million annually, including depreciation of $6.1 million. In 1995, the Company spent $24.0 million on capitalized environmental improvements and will spend another $34.9 million in 1996, not including any possible costs for complying with the Cluster Rule. The Company anticipates that compliance with regulations to be promulgated to implement the Clean Air Act Amendments of 1990 will require significant capital expenditures over the next five years and will significantly increase operating costs at the Company's Kraft
Division. These costs are described in more detail in Part II, Item 7, Management's Discussion and Analysis of Liquidity and Capital Resources -
Environmental Matters. The Company attempts to recover some of its environmental expenses through increased prices of its products.

At the end of 1995 the Company employed approximately 5,930 people, essentially all of whom were full-time employees.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Officer
         Name                Age     Since               Positions
   George W. Mead            68      1971    Chairman of the Board
   Patrick F. Brennan        64      1988    President and
                                               Chief Executive Officer
   William P. Orcutt         67      1977    Senior Vice President
   James R. Kolinski         57      1993    Vice President, Manufacturing
   Ronald E. Swanson         46      1995    Vice President, Manufacturing
   David A. Krommenacker     53      1994    Vice President
   Gorton M. Evans, Jr.      57      1989    Vice President
   John T. Hurley            61      1995    Vice President, Marketing
   Richard J. Kenney         55      1989    Vice President, Finance
   Carl H. Wartman           43      1990    Secretary and Corporate Attorney
   James E. Shewchuk         59      1989    Controller
   John D. Steinberg         60      1990    Treasurer

All executive officers of the Company are elected annually by the Board of Directors.

All of the executive officers of the Company have served in executive or managerial positions in the Company for the past five years.

Item 2. PROPERTIES.

The Company, at the close of 1995, operated eleven manufacturing plants in seven municipalities. The following table describes the Company's facilities.

                  No.                                     Sq. Ft.
                Manufac-                                Production,     Plant
                 turing          Plant                    Office,       Sites
  Industry       Plants        Locations                Whse. Space    (Acres)
Paper and pulp     11      4 - Wisconsin Rapids, WI)
                           1 - Biron, WI           )
                           1 - Whiting, WI         )     7,953,158      1,061
                           1 - Stevens Point, WI   )
                           1 - Adams, WI           )
                           1 - Niagara, WI         )
                           2 - Duluth, MN          )

Equipment in operation at the close of 1995 included 19 paper machines, two continuous kraft-pulp digesters, one recycled pulp mill, one paperboard machine, one corrugating machine, and electrical production facilities with a nameplate rated capacity of 222,043 KW (with actual capacity at any time subject to boiler capacity and river flow availability for electrical production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 417-acre site which treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center near Stevens Point is a pollution-abatement facility on a 192-acre site that currently treats the effluent of two paper mills.

Available capacity utilization during 1995 was 98.7% for coated papers and 100% for supercalendered papers. Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 316,538 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

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

The number of record holders of the Company's common stock as of December 31, 1995 is 6,850.

The Company's common stock is traded on the New York Stock Exchange.  The
Company's symbol is CDP.

               COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

                      First       Second       Third       Fourth
                     Quarter      Quarter     Quarter      Quarter       Year

1995
High              $ 50.38      $ 57.63       $ 64.88      $ 65.38      $ 65.38
Low                 44.88        47.63         54.50        53.00        44.88
Close               49.75        57.63         55.88        56.13        56.13
Cash dividend         .32          .37           .37          .37         1.43

1994

High                 $ 49.00      $ 44.25     $ 52.38      $ 52.00     $ 52.38
Low                    41.00        36.25       42.25        41.88       36.25
Close                  41.50        43.75       51.75        45.00       45.00
Cash dividend            .32          .32         .32          .32        1.28

Item 6. SELECTED FINANCIAL DATA.

                     FIVE-YEAR COMPARISON OF SELECTED
                              FINANCIAL DATA
                      FOR THE YEARS 1991 THROUGH 1995

(Dollars in thousands, except per share data)

 Year                    Net Income                                   Cash
 Ended                             Per       Total      Long-Term   Dividends
Dec. 31  Net Sales     Amount     Share      Assets        Debt     Per Share
 1995   $ 1,579,061  $ 229,230*  $ 5.16*  $ 1,933,061   $ 197,000    $ 1.43
 1994     1,027,551     86,734**   1.97**   1,499,511      68,000      1.28
 1993       947,336     64,195     1.46     1,467,067     121,000      1.28
 1992       904,232     12,359***   .28***  1,486,967     171,000      1.28
 1991       871,864     91,445     2.10     1,410,707     178,000      1.28


  * 1995 amounts reflect acquisitions effective July 1, 1995 of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior
    Recycled Fiber Industries.

 ** The 1994 amounts reflect the change in estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year period versus the former 16-year period.

*** 1992 amounts reflect the cumulative effect of changes in accounting principles.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

Effective July 1, 1995, the Company completed the acquisition of Niagara of Wisconsin Paper Corporation in Niagara, Wisconsin, and Lake Superior Paper
Industries and Superior Recycled Fiber Industries, both in Duluth, Minnesota.
The operating results of the acquired companies subsequent to the acquisition date are included in the Consolidated Statements of Income. Details for the funding of the acquisition are included in Note 2 of the Notes to Consolidated
Financial Statements.

Sales and Cost of Sales.

Net sales increased 54% in 1995 to a record $1.6 billion, compared with $1.0 billion in 1994 and $0.9 billion in 1993. Record shipments of 1,492,000 tons were an increase of 30% over the previous record year of 1994. The acquisition accounted for 78% of the increase in shipments. Gross margin as a percent of sales was 28.6% in 1995, compared with 19.5% in 1994 and 18.5% in 1993. The higher 1995 margin was due to higher selling prices and, to a lesser degree, greater unit volume to absorb fixed costs, partially offset by higher pulp costs.

Plant Operations.

Groundwood-free coated shipments (primarily Wisconsin Rapids Division) increased due to improved demand that was met by the No. 16 machine's continued productivity improvements. During 1995, the division, excluding the No. 11 paper machine, operated at 97% of available capacity, compared with 91% in 1994 and 87% in 1993. The U.S. industry average capacity utilization was 92% for groundwood-free grades in 1995, 91% in 1994 and 90% in 1993. The division's smallest machine (No. 11), which was idled in 1992 and did not operate in 1993 or 1994, resumed operations in March 1995 and was again placed on standby status in November 1995. During the fourth quarter, reduced demand resulted in downtime on other machines at the division. Selling prices increased 3% to 5% in the third quarter 1994, approximately 11% in December
1994, and 5% to 6% late in the first quarter 1995. A weakened market in the fourth quarter 1995 resulted in some selective price concessions.

Coated groundwood shipments (Biron, Wisconsin River and Niagara of Wisconsin) increased due to the mid-year Niagara acquisition, which ran at capacity except for five days in late December when it was down due to lack of orders.
The Biron and Wisconsin River divisions operated at 100% of available capacity in 1995, compared with 94% in 1994 and 88% in 1993. The U.S. industry average capacity utilization was 94% for groundwood grades in 1995 and 93% in 1994 and 1993. On average, selling prices for groundwood grades increased 35% in 1995, following a decline of 6% in 1994 and a 4% increase in 1993.

Lake Superior Paper Industries (supercalendered groundwood paper) operated at
100% of available capacity during 1995. Strong market demand allowed price increases totaling approximately 40% during 1995.

Stevens Point Division's coated specialty paper shipments declined 1% from the record year 1994. This followed increases of 11% and 24% in 1994 and 1993, respectively. Operations were at 97% of available capacity for 1995, compared with 100% in 1994 and 99% in 1993. The division's productivity increases almost made up for the less than capacity operations. Strong markets during the first half of 1995 allowed for selling price increases of 4% in January and 4% in May. Softer demand in the last half of 1995 resulted in some selling price concessions, poorer product mix, and 11 days of downtime due to lack of orders.

Corrugated products shipments increased 1%, while paperboard products shipments held steady in 1995. Paperboard Products Division is striving to fill the sales void left by the loss of its spiral-can business in 1994.

Superior Recycled Fiber Industries operated at 100% of available capacity during 1995. Reductions in scrap paper costs resulted in selling price reductions for recycled pulp during the fourth quarter 1995.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $4 million in 1995 to $67 million, compared with a $1 million increase in both years 1994 and 1993.
The larger-than-normal 1995 increase is traced to the fold-in of the appropriate acquisition selling, general and administrative expenses.

Other Income and Income Taxes.

Other income (expense) was ($4 million)in 1995 and $6 million in 1994, a decrease of $10 million, compared with increases of $9 million and $2 million in 1994 and 1993, respectively. The decrease includes a $5.5 million favorable 1994 settlement of a nonrecurring patent infringement suit and from higher interest expense. Interest expense was $11 million in 1995, compared with $5 million in 1994 and $8 million in 1993. The increased interest expense reflects higher debt associated with the July 1995 acquisition.

Effective tax rates were 39.8%, 39.2% and 41.8% in 1995, 1994 and 1993, respectively. In 1993, the Company adjusted its deferred income tax balances and current income taxes to reflect the increased federal income tax rate from 34% to 35%. The higher federal tax rate increased deferred tax liabilities at January 1, 1993, by $3.6 million and the tax provision for 1993 by $1.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Current Account Changes.

The July 1995 acquisition was accounted for as a purchase and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods. Accounts receivable increased by $52 million, compared with an increase of $27 million in 1994 and a decrease of $11 million in 1993. The 1995 increase was principally due to increased sales in the second half due to the acquisition. The days' sales outstanding has not materially changed since 1987 and the Company believes its collection period is well within the industry's standards. Inventories were up $44 million compared with 1994 of which $29 million is due to the acquisition. Finished goods inventory increased $21 million as a result of weakened markets in the fourth quarter of 1995 and acquisition related of $8 million. Raw materials increased $21 million and accounts payable increased by $25 million for 1995, due to acquisition additions of $21 million and $26 million, respectively.

The year-end ratio of current assets to current liabilities was 1.3:1 in 1995 and 1994 and 1.2:1 in 1993.

Capital Commitments and Spending.

At the end of 1995, authorized but uncompleted capital commitments totaled
$214 million. A $149 million 1996 capital approval budget for new projects has been authorized by the board of directors. This $149 million, plus the $214 million carryover from 1995, less anticipated carryover of $123 million at the end of 1996, will result in planned capital spending of $240 million in 1996, compared with expenditures of $159 million in 1995, $98 million in 1994 and $83 million in 1993. The major 1995 expenditures included $39 million for a paper machine addition at the Stevens Point Division, $13 million for a major rebuild of a paper machine at the Biron Division, $13 million toward the third stage of a chlorine-reduction program at the Kraft Division, $9 million for a new finishing winder at the Wisconsin Rapids Division, and $7 million for projects at the acquired companies. The 1996 authorized $149 million capital approval budget consists of $122 million for necessary replacement and quality projects, $22 million for high-return projects, and $5 million for environmental-control projects. Included in the $149 million approval budget is $53 million in new projects for the newly acquired companies.

Long-Term Debt.

The Company's borrowings as of year-end were $267 million, an increase of $149 million, after decreasing $53 million in 1994 and decreasing $50 million in 1993. The increase is due to the July 1 acquisition. Current external financing assures adequate capital to fund existing and projected projects and positive future cash flow will be used to pay down the debt. Interest incurred totaled almost $12 million in 1995, with $11 million charged against income and $1 million capitalized as part of the cost of related capital projects.

Substantially all of the machinery and equipment at Lake Superior Paper
Industries and certain assets at Niagara of Wisconsin Paper Corporation are under operating leases. The Company has options under these leases to purchase the interests of the owner participants at set prices at various times during the leases and again at conclusion of the leases for the then fair market value of the equipment. If the Company purchases the interests of the equity participants, the Company would be required to assume related debt secured by the leased equipment. Under the Lake Superior Paper Industries leases, the Company has the option at the end of 1997 to buy out the equity participants for $164 million and assume related debt of $158 million. The
Company expects that adequate financing will be available if these options are exercised.

Environmental Matters.

The Company has completed two phases of a multiphase chlorine-reduction program involving equipment and process changes at the Kraft Division that are designed to ensure full compliance with dioxin wastewater permit limitations and with Wisconsin regulations requiring best-available chloroform emission control technology. Phase III, which will eliminate elemental chlorine from the hardwood pulp-bleaching process, is expected to cost approximately $33 million and is planned for completion in late-1996. Mechanical pulp is bleached using a totally chlorine-free process.

During 1993, the Company settled a lawsuit brought by the United States seeking recovery of cleanup expenses incurred at a Superfund site in Harrison, Wisconsin. It is possible that the Company will be named as a potentially responsible party with respect to several other sites (probably in Wisconsin), including the Marina Cliffs Barrel Dump site near Milwaukee. The Company recently responded to an information request from the EPA regarding the Marina
Cliffs site. The Company has not been advised of any formal action regarding other sites to date.

The state of Wisconsin has undertaken sediment remediation studies on various watershed systems, including the Wisconsin River and the Fox River. Also, the United States Department of the Interior has notified several companies of its intent to pursue natural resource damage claims with respect to the Fox River.
Substantially all of the Company's central Wisconsin manufacturing operations use water from and discharge treated effluent into the Wisconsin River. The studies with respect to the Wisconsin River system are in the early stages.
The Company does not know whether remedial actions will be undertaken with respect to the Wisconsin River, but expects to be involved in ongoing studies of the Wisconsin River system and in any sediment remediation activities on this system. The Company's Appleton Division, closed in 1982, was on the Fox
River. To date, the Company has not been involved in any discussions concerning the Fox River.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations are expected to have a significant financial impact on the paper industry. The EPA proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the pulp and paper industry on December 17, 1993. These proposed regulations are commonly referred to as the "Cluster Rule." The Company's preliminary review of the proposed Cluster Rule indicates that capital expenditures of $60 million to $95 million for process and equipment changes may be required three years after the Cluster Rule is final. Additional annual operating costs of $20 million to $25 million may be required. The Cluster Rule is subject to change prior to final promulgation, which is scheduled for no earlier than June 1996.

In March 1995, the EPA issued final water quality guidance for the Great Lakes system. This guidance, known as the Great Lakes Initiative (GLI), establishes a mechanism for dealing with toxic pollutants which is to be followed by all Great Lakes states, and will be applicable to all of the Company's manufacturing operations. Affected states have until March 1997 to adopt the provisions of the GLI, which has been challenged in court by the paper industry and other impacted parties. Compliance with the GLI may require additional capital expenditures and increase operating costs.

The Company is engaged in lagoon closure activities and groundwater studies at its Niagara facility. See Note 1 of the Notes to Consolidated Financial
Statements - Environmental Matters.

Management believes that the resolution of existing environmental matters will not have a material impact on the Company's results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets         Consolidated Papers, Inc. and Subsidiaries

                                                   As of December 31
(Dollars in thousands)                       1995         1994         1993

Current Assets
Cash and cash equivalents             $     5,372   $     8,155   $     2,123
Accounts and notes receivable,
  net of reserves of $4,628 in 1995,
  $4,066 in 1994 and $3,558 in 1993       140,072        88,462        61,321
Inventories
  Finished and partly finished
    products                               49,651        29,078        44,481
  Raw materials                            47,068        26,380        24,921
  Stores supplies                          35,724        32,555        30,885
                                          132,443        88,013       100,287
Prepaid expenses                           36,930        14,698        17,859
  Total Current Assets                    314,817       199,328       181,590
Investments and Other Assets
Investments in affiliates, at cost
  plus equity      in undistributed
  earnings                                 33,800        30,887        29,147
Other assets                               42,666        29,322        33,075
Goodwill                                   73,401          -             -
                                          149,867        60,209        62,222
Plant and Equipment
Buildings                                 207,980       168,952       159,464
Machinery and equipment                 1,952,927     1,739,000     1,674,455
                                        2,160,907     1,907,952     1,833,919
  Less: Accumulated depreciation          830,764       753,263       680,767
                                        1,330,143     1,154,689     1,153,152
Land and riparian rights                   11,106         7,620         7,309
Timber and timberlands, net of
  depletion                                22,890        21,764        21,006
Capital additions in process              104,238        55,901        41,788
                                        1,468,377     1,239,974     1,223,255
                                      $ 1,933,061   $ 1,499,511   $ 1,467,067
Current Liabilities
Current maturities of long-term debt  $    70,000   $    50,000   $    50,000
Accounts payable                           72,278        47,436        33,352
Payroll and employee benefits              49,426        38,873        39,351
Income taxes                               11,420           126         -
Property taxes                             11,797         7,421         8,983
Other current liabilities                  26,318        13,094        13,999
  Total Current Liabilities               241,239       156,950       145,685
Noncurrent Liabilities and
  Deferred Credits
Long-term debt                            197,000        68,000       121,000
Deferred income taxes                     221,560       181,778       158,448
Postretirement benefits                    93,702       109,558        98,776
Other noncurrent liabilities               20,763         7,338         4,110
                                          533,025       366,674       382,334

                                                   As of December 31
(Dollars in thousands)                       1995         1994         1993
Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 93,750,000
  shares, par value $1.00 per share;
  issued 44,623,881 shares in 1995,
  44,199,736 shares in 1994, and
  44,014,385 shares in 1993                44,624        44,200        44,014
Capital in excess of par value             74,325        56,082        48,770
Cumulative translation adjustment          (2,369)       (2,113)       (2,047)
Unrealized net loss on investment
  securities                                 -           (  879)         -
Treasury stock, 38,000 shares, at cost     (2,100)         -             -
Reinvested earnings                     1,044,317       878,597       848,311
  Total Shareholders' Investment        1,158,797       975,887       939,048
                                      $ 1,933,061   $ 1,499,511   $ 1,467,067

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income   Consolidated Papers, Inc. and Subsidiaries

(Dollars in thousands, except per          For the Years Ended December 31
  share data)                              1995           1994        1993
Net sales                               $ 1,579,061   $ 1,027,551   $ 947,336
Cost of goods sold                        1,127,286       827,448     772,066
  Gross profit                              451,775       200,103     175,270
Selling, general and administrative
  expenses                                   67,025        63,479      62,097
  Income from operations                    384,750       136,624     113,173
Other Income (Expense)
Interest expense                            (11,711)      ( 5,244)    ( 8,200)
Interest income                               1,947           142         456
Miscellaneous, net                            5,759        11,083       4,939
  Total                                     ( 4,005)        5,981     ( 2,805)
Income before provision for
  income taxes                              380,745       142,605     110,368
Provision for Income Taxes
Current                                     108,035        30,654      24,213
Deferred                                     43,480        25,217      21,960
  Total                                     151,515        55,871      46,173
Net income                              $   229,230        86,734   $  64,195
Net income per share                    $      5.16     $    1.97   $    1.46
Average number of common
  shares outstanding                     44,418,780    44,106,953  43,923,577

Consolidated Statements of Shareholders' Investment

(Dollars in thousands)                          Unrea-
                                                lized
                              Capital             Net
                                In      Cumu-   Loss On
                              Excess    lative  Invest-
                                Of      Trans-   ment                Rein-
                     Common     Par     lation  Secur-   Treasury    vested
                     Stock     Value     Adm.    ities    Stock     Earnings
Balance,
  December 31, 1992  $43,827  $40,943  $(2,004)     -   $(  495)   $  840,332
Net income              -        -        -         -      -           64,195
Cash dividends          -        -        -         -      -          (56,216)
Exercise of stock
  options                187    7,727     -         -      -             -
Tax benefit related
  to stock options      -         595     -         -      -             -
Translation             -        -      (   43)     -      -             -
Treasury stock
  canceled              -        (495)    -         -       495          -
Balance,
  December 31, 1993  $44,014  $48,770  $(2,047)     -      -       $  848,311
Net income              -        -        -         -      -           86,734
Cash dividends          -        -        -         -      -          (56,448)
Exercise of stock
  options                186    6,972     -         -      -             -
Tax benefit related
  to stock options      -         340     -         -      -             -
Translation             -        -      (   66)     -      -             -
Unrealized net loss
  on investment
  securities            -        -        -     $(879)     -             -
Balance,
  December 31, 1994  $44,200  $56,082  $(2,113) $(879)     -       $  878,597
Net income              -        -        -         -      -          229,230
Cash dividends          -        -        -         -      -          (63,510)
Exercise of stock
  options                424   16,213     -         -      -             -
Tax benefit related
  to stock options      -       2,030     -         -      -             -
Translation             -        -      (  256)     -      -             -
Realized net loss
  on investment
  securities            -        -        -       879      -             -
Treasury stock
  purchase              -        -        -         -   $(2,100)         -
Balance,
  December 31, 1995  $44,624  $74,325  $(2,369)     -   $(2,100)   $1,044,317

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Papers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                              For the Years Ended December 31
(Dollars in thousands)                          1995        1994       1993
Cash Flows from Operating Activities:
Net Income                                    $ 229,230   $ 86,734   $ 64,195
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and depletion                 88,072     78,563     99,560
      Amortization of intangibles                 4,582       -          -
      Undepreciated cost of plant and
        equipment retirements                     3,420      2,457      3,277
      Earnings of affiliates                    ( 4,327)   ( 3,101)   ( 3,186)
      Deferred income taxes                      43,480     25,217     21,960
      Noncash litigation settlement                -      (  2,500)      -
      (Increase) decrease in accounts
        receivable                                6,526   ( 26,189)    10,692
      (Increase) decrease in inventories        (18,051)    12,274    (   256)
      (Increase) decrease in prepaid
        expenses                                ( 9,314)     1,274    ( 4,304)
      Increase (decrease) in accounts
        payable                                 ( 9,674)    15,632    ( 6,301)
      Increase (decrease) in current
        liabilities, other than current
        maturities of long-term debt
        and accounts payable                     24,697    ( 2,819)   ( 5,845)
      Increase (decrease) in postretirement
        benefits                                (31,528)    10,782    (   799)
      Increase (decrease) in other
        noncurrent liabilities                       92      3,228      1,652
Net Cash Provided by Operating Activities       327,205    201,552    180,645
Cash Flows from Investing Activities:
Capital expenditures                           (158,716)  ( 97,739)  ( 82,603)
Acquisition, net of cash                       (225,276)      -          -
(Increase) decrease in investments and
  other assets                                    3,810      4,169   (    177)
Net Cash (Used in) Investing Activities        (380,182)  ( 93,570)  ( 82,780)
Cash Flows from Financing Activities:
Cash dividends                                 ( 63,510)  ( 56,448)  ( 56,216)
Proceeds from long-term debt                     85,000       -          -
Net borrowings under lines of credit             12,137   ( 53,000)  ( 50,000)
Common stock issued                              16,567      7,498      8,509
Net Cash Provided by (Used in)
  Financing Activities                           50,194   (101,950)  ( 97,707)
Net increase (decrease) in cash and
  cash equivalents                             (  2,783)     6,032        158
Cash and cash equivalents - beginning
  of year                                         8,155      2,123      1,965
Cash and Cash Equivalents - end of year        $  5,372  $   8,155  $   2,123

Cash paid during the year for:
  Interest                                     $  7,330  $   7,128  $   9,239
  Income taxes                                  103,234     27,458     35,476

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993

 1. Summary of Accounting Policies.

    Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Investments in companies in which ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method. The Company operates in a single segment, which is paper and paper-related products. The
    Company grants credit to customers with businesses throughout the United
    States and Canada. A substantial portion of the Company's accounts receivable is with customers in the media and publishing industries. All receivables arising out of the normal course of business are uncollateralized. Sales to one customer, as a percent of net sales, amounted to 12.4% and 13.6% in 1995 and 1994, respectively. No sales to a single customer exceeded 10% of net sales in 1993.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value.

    Inventories - Inventories accounted for using the last-in, first-out
    (LIFO) cost method (approximately 56% in 1995, 60% in 1994 and 63% in
    1993) are stated at amounts that do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at December 31, 1995, 1994 and 1993, by $30,835,000, $21,890,000 and
    $14,098,000, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies, which are accounted for on a moving average cost basis.

    Goodwill Resulting from Business Acquisitions - Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill resulting from business acquisitions was $2.5 million in 1995.

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

    The Company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
    Interest capitalized in 1995, 1994 and 1993 was $1,153,000, $926,000 and
    $699,000, respectively.

    Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts.

    Start-up Costs - Start-up costs of new capital projects are charged to expense as incurred. There were no start-up costs in 1995, 1994 or 1993.

    Timber and Timberlands - Timber and timberlands are recorded at cost, less amortization for cost of timber harvested. Amortization is computed on the units-of-production method. Timber carrying costs are expensed as incurred.

    Accounts Payable - The Company's banking system provides for the daily replenishment of major bank accounts for check clearing requirements.
    Accordingly, there were negative book cash balances of $14 million, $12 million, and $8 million at December 31, 1995, 1994 and 1993, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the consolidated balance sheets.

    Environmental Matters - The Company accrues for closure and long-term care costs for its landfills over their estimated useful lives. As of December 31, 1995, the Company had accrued $3.5 million of the anticipated $6.3 million for such costs.

    The Company began a lagoon closure project at its recently acquired
    Niagara of Wisconsin Paper Corporation. The Company estimates the remaining cost of closure as of December 31, 1995, to be approximately $7 million and has recorded this as a liability. The Company expects lagoon closure to be substantially completed within two years. The Company is also required to monitor and, if necessary, remediate groundwater contamination associated with the lagoons.

    Income Taxes - Deferred income taxes have been provided to recognize the deduction of certain costs for financial reporting purposes on a basis different from that permitted for income tax purposes.

    Net Income per Share - Net income per share is based upon the weighted average number of shares outstanding during the year.

 2. Acquisitions.

    Effective July 1, 1995, the Company acquired Niagara of Wisconsin Paper
    Corporation, Lake Superior Paper Industries and Superior Recycled Fiber
    Industries for approximately $235 million in cash and extinguished
    $52 million of debt. The Company entered into new debt agreements totaling $335 million and borrowed $279 million. This acquisition was accounted for as a purchase and, accordingly, the assets and liabilities have been stated at their fair values. The purchase price allocation is subject to change as management continues to refine the estimated fair value of the acquired assets and assumed liabilities. In management's opinion, any future revisions are expected to be immaterial.

    The unaudited consolidated pro forma results of operations for the periods ended December 31, 1995 and 1994 assume the acquisition occurred as of January 1, 1994. The pro forma information is provided for information purposes only. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date or of future results.

                                                     For The Years Ended
                                                        December 31
                                                     1995            1994
     (Dollars In Thousands, Except Per Share Data)(Unaudited)     (Unaudited)
      Net sales                                   $ 1,820,659     $ 1,372,642
      Net income                                      243,854          75,176
      Net income per share                               5.49            1.70

    This pro forma information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

 3. Employee Pension and Other Benefit Plans. The Company and its subsidiaries sponsor noncontributory pension plans covering substantially all employees. Retirement benefits are provided based on employees' years of service and earnings. Normal retirement age is 65, with provisions for earlier retirement. The Company's funding policy is to contribute amounts to the plans when deductible for income tax purposes.
    This policy generally includes amortization of unfunded prior service costs over a 10-year period.

    Both the bargaining and nonbargaining employees of Niagara of Wisconsin
    Corporation were included in Consolidated's pension plans under the terms of the purchase agreement. The amounts below reflect the assumption of these additional liabilities. The employees of Lake Superior Paper
    Industries continued under their defined contribution plan, which is not included.

    The Company's net periodic pension cost includes the following components:

     (In Thousands)
                                                1995       1994       1993
     Service cost-benefits earned
       during the year                        $  8,349   $  9,677   $  8,045
     Interest cost on projected benefits        27,145     23,945     22,702
     Actual return on plan assets              (73,448)   ( 7,979)   (58,568)
     Amortization of net asset at transition   ( 2,608)   ( 2,839)   ( 2,839)
     Amortization of unrecognized prior
       service cost                              2,429      2,191      2,180
     Amortization of unrecognized net gain     ( 1,698)   (   432)   (   821)
     Deferral of net asset gains or (losses)    41,666    (22,039)    30,763
     Net periodic pension cost                $  1,835   $  2,524   $  1,462

    The funded status of the Company's pension plans as of December 31, 1995, 1994 and 1993, based on October 31, 1995, 1994 and 1993 asset values, is as follows:

     (In Thousands)                           1995        1994        1993
     Actuarial present value of
       benefit obligation:
         Vested benefit obligation         $ (346,334)  $(223,675)  $(247,690)
         Accumulated benefit obligation    $ (367,140)  $(242,041)  $(267,903)
     Projected benefit obligation          $ (437,927)  $(296,581)  $(334,030)
     Plan assets at market value              468,312     414,724     420,702
     Plan assets in excess of
       projected benefit obligation            30,385     118,143      86,672
     Unrecognized net asset at transition    ( 22,705)   ( 25,544)   ( 28,383)
     Unrecognized net gain                   ( 35,652)   (117,117)   ( 80,026)
     Unrecognized prior service cost           24,207      23,433      23,118

     Prepaid (accrued) pension cost         $(  3,765)  $(  1,085)  $   1,381

    The actuarial assumptions used for determining the present value of the projected benefit obligation, as measured on December 31, 1995, 1994 and 1993, are as follows:

                                              1995        1994        1993
       Discount rate                          7.00%       8.50%       7.25%
       Expected long-term rate of
         return on the market
         value of plan assets                 8.50%       8.50%       8.50%
       Future compensation growth rate        5.00%       5.00%       5.00%

    The decrease in the discount rate in 1995 resulted in a $45.3 million increase in the accumulated benefit obligation. Plan assets are comprised primarily of corporate and U.S. Treasury debt securities and corporate equities.

    Other Postretirement Benefits - The Company provides certain medical, dental and life insurance benefits to qualifying retirees. These benefits are paid from a trust which holds corporate and U.S. Treasury debt securities and corporate equities. In 1995, the Company amended the trust to restrict the trust's assets to the payment of postretirement benefits. This amendment allowed the Company to reflect these assets as plan assets in the tables below and net them against the long-term liability on the balance sheet. Prior to 1995, these assets were reflected as other long-term assets.

    The postretirement benefits for both active and retired employees of Niagara of Wisconsin Paper Corporation and Lake Superior Paper Industries were continued after the acquisitions. The amounts below reflect the assumption of these additional liabilities and costs from July 1, 1995.

    Postretirement benefit cost for 1995, 1994 and 1993 includes the following components:

     (In Thousands)                           1995        1994       1993
     Service cost-benefits earned
       during the year                       $ 2,323    $  3,945   $  3,580
     Interest cost on accumulated
       postretirement benefit obligation       8,631       9,067      9,234
     Actual return on plan assets             (2,387)       -          -
     Net amortization and deferral            (1,597)        (92)      -
       Total postretirement benefit cost     $ 6,970    $ 12,920   $ 12,814

    The plan's funded status at December 31, 1995, 1994 and 1993, was as follows:

     (In Thousands)                           1995        1994        1993
   Actuarial present value of benefit
   obligation:
     Retirees                               $( 71,278)  $( 44,541)  $( 57,117)
     Fully eligible active participants      ( 27,227)   ( 15,765)   ( 20,265)
     Other active participants               ( 51,400)   ( 43,625)   ( 55,792)
     Accumulated postretirement
       benefit obligation                   $(149,905)  $(103,931)  $(133,174)
    Plan assets at market value                33,141        -           -
    Accumulated postretirement benefit
      obligation in excess of
      plan assets                           $(116,764)  $(103,931)  $(133,174)
    Unrecognized net (gain) or loss            31,530    (  3,120)     20,199
    Unrecognized prior service cost          ( 20,839)   ( 13,331)       -
  Accrued postretirement benefit cost       $(106,073)  $(120,382)  $(112,975)

    The actuarial assumptions used for determining the accumulated post-retirement benefit obligations as measured on December 31, 1995, 1994 and 1993, are as follows:

                                                   1995      1994      1993
    Discount rate                                  7.00%     8.50%     7.25%
    Expected long-term rate of return
      on the market value of plan asset            8.50%      -         -
    Health care cost trend rates:
      - Existing retirees through 2001             8.00%     8.00%     8.00%
                            thereafter             5.00%     5.50%     5.50%
      - Future retirees through 2001               5.25%     5.25%      -
                          thereafter               4.50%     4.50%      -

    The decrease in the discount rate in 1995 resulted in a $20.8 million increase in the accumulated benefit obligation. A one-percentage-point increase in the assumed postretirement benefit cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $20 million, and the total of the service and interest cost components of postretirement benefit cost for the year then ended by approximately $1.6 million.

 4. Shareholders' Investment.  In April 1989, the shareholders approved a
    Stock Option Plan providing for granting of options to directors, officers and all other nonunion employees. The plan reserved 2.5 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant. An analysis of the options outstanding and exercisable follows:

                                 1995             1994             1993
     Options outstanding,
       beginning of year       1,214,768        1,220,420        1,361,552
     Granted -
       $38.88 - $49.69
       per share                 183,579          123,000           13,000
     Exercised -
       $35.13 - $45.50
       per share                (349,414)        (124,752)        (133,160)
     Expired or canceled        (  4,059)        (  3,900)        ( 20,972)
     Options outstanding,
       end of year             1,044,874        1,214,768        1,220,420
     Range of option
       prices per share      $35.13-$49.69    $35.13-$48.13    $35.13-$48.13
     Options available
       for grant at
       December 31               714,009          893,529        1,012,629

    There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the board of directors. As of December 31, 1995, none of the shares had been issued.

 5. Long-term Debt and Lines of Credit. A summary of long-term debt as of December 31 is as follows:

     (In Thousands)                            1995        1994       1993
     Term loan from a financial
     institution, unsecured,
     with interest at 6.95%,
     due June 30, 2000                       $  30,000   $    -     $    -

     Term loan from a financial
     institution, unsecured
     with interest at 7.25%,
     due June 30, 2005                          55,000        -          -

     Line of credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 5.96%, 5.99%, and 3.37%,
     respectively                              182,000     118,000    137,000

     Revolving credit agreements
     with financial institutions,
     unsecured, with a weighted
     average interest rate of 3.38%               -           -        34,000
                                               267,000     118,000    171,000
     Less - current maturities                  70,000      50,000     50,000
     Total long-term debt                    $ 197,000   $  68,000  $ 121,000

    The Company has $495 million in unsecured lines of credit with eight financial institutions. There are commitment fees on $250 million of these lines. Amounts due under these lines of credit have been classified as long-term debt because the Company has the intent and the unused facilities to refinance the loans on a long-term basis.

    The debt agreements contain restrictions on net worth and other matters.

    As of December 31, 1995, the portion of debt expected to be repaid in the subsequent years is as follows:
                           1996            $ 70,000
                           1997            $ 80,000
                           1998            $ 32,000
                           1999                -
                           2000            $ 30,000
                           Thereafter      $ 55,000

    Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the term loans is $89 million.

 6. Income Taxes.

    The provision for income taxes includes the following components:

    (In Thousands)                    1995         1994          1993
     Current:
       Federal                      $ 83,472     $ 28,240      $ 23,223
       State                          24,563        2,414           990
         Total current               108,035       30,654        24,213

     Deferred:
       Federal                        43,217       22,284        18,181
       State                             263        2,933         3,779
         Total deferred               43,480       25,217        21,960

    Total provision                 $151,515     $ 55,871      $ 46,173

    The following summarizes the major differences between the U.S. statutory tax rates and the Company's effective tax rates:

                                      1995         1994           1993
     Statutory federal tax rates      35.0%        35.0%          35.0%
     State income taxes                4.9          3.2            4.1
     Federal rate increase              -            -             3.3
     Other items                       (.1)         1.0            (.6)

     Effective tax rates              39.8%        39.2%          41.8%

    Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In Thousands)                            1995        1994        1993
       Current deferred taxes:
         Postretirement benefits            $   2,050   $   5,652   $   5,652
         Employee benefits                       -       (  2,121)   (  2,121)
         Other                                  7,417       3,409       3,452
           Total current deferred taxes         9,467       6,940       6,983
       Noncurrent deferred taxes:
         Plant and equipment                 (268,502)   (245,911)   (215,188)
         Postretirement benefits               33,350      48,417      43,301
         AMT credit                             4,728      31,887      27,517
         Employee benefits                       -       ( 16,370)   ( 13,159)
         Other                                  8,864         199    (    919)
           Total noncurrent deferred taxes   (221,560)   (181,778)   (158,448)

     Total deferred taxes                   $(212,093)  $(174,838)  $(151,465)

    During 1994 and 1993, the Company was in an alternative minimum tax paying position. As of December 31, 1995, the excess of tax paid over the amount of regular tax that would have been paid was approximately
    $4.7 million. This amount may be used to reduce regular tax in future years.

    Included in shareholders' investment is a $2 million tax benefit related to the exercise of stock options during 1995.

 7. Research & Development. Research and development expenses in 1995, 1994 and 1993 were approximately $5.8 million, $5.9 million, and $5.7 million, respectively.

 8. Commitments. Lease Commitments - The Company leases substantially all its production equipment at one of its locations acquired on July 1, 1995, under 25-year operating leases expiring in 2012. Annual rent expense, computed on a level basis is approximately $29,842,000
    ($14,921,000 for six months).

    The leases also require the Company to pay customary operating and repair expenses, and to observe certain operating restrictions and covenants.
    The lease contains a renewal option at fair market value upon lease termination and purchase options at amounts approximating fair market value in 1997 and at lease termination.

    Subsequent to the mid-term buyout option effective January 1, 1998, the Company will indemnify the lessors against future possible loss of income tax attributes and credits related to the leases. Taxing authority challenges to the lessors' characterization of certain items relating to the leased assets could result in the Company incurring additional lease costs, which would be charged to lease expense over the remaining term of the lease.

    The Company also leases certain manufacturing facilities, office space and machinery and equipment under various operating lease agreements which have remaining lease terms of four to ten years at another location also acquired as of July 1, 1995.

    Rent expense under all operating leases was approximately $20.3 million for 1995 of which $19.7 million is six months of rent for acquired businesses. Rent expense in 1994 and 1993 was not material.

    Future minimum lease payments under these noncancelable operating leases as of December 31, 1995, are as follows:

        (In Thousands)
            1996                                $  49,776
            1997                                   48,392
            1998                                   45,449
            1999                                   42,213
            2000                                   41,043
            Later years                           334,534
          Total minimum lease payments          $ 561,407

    Other Commitments - Under an agreement assumed as part of the acquisition, the Company has agreed to purchase paper mill process steam from the City of Duluth Steam District No. 2 Cooperative Association at a unit cost to be determined based upon operating, maintenance and capital costs of the steam plant. In addition, the Company pays an amount equal to the principal and interest requirements on $11,930,000 of outstanding
    Steam Utility Revenue Bonds as of December 31, 1995, which mature at various times through April 1, 2002, and certain other costs, principally capital expenditures. The Company paid $1,389,000 for the six months ended December 31, 1995, to service these bonds. Annual payments for the principal and interest portion of these bonds are expected to be $2,778,000 in 1996 through 2000, with aggregate payments of $3,473,000 for the years thereafter.

    As of December 31, 1995, the Company had capital expenditure purchase commitments outstanding of approximately $122 million.

 9. Litigation Settlement. During 1994, the Company settled a patent infringement suit resulting in an increase in other income of $5.5 million, $3.3 million after tax, or $.08 per share.

10. Accounting Standards. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121,
    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
    Assets to be Disposed of" and Statement of Financial Accounting Standards
    (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has adopted these statements effective January 1, 1996. The Company elected to adopt only the disclosure requirements of SFAS No. 123. The adoption of SFAS No. 121 is not expected to have a material impact on the financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1995 and 1994:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1995
Net sales              $ 308,904  $ 336,646  $ 480,861  $ 452,650  $ 1,579,061
Gross profit              81,471     96,777    130,676    142,851      451,775
Net income                40,605     48,562     66,993     73,070      229,230
Net income per share         .92       1.09       1.51       1.64         5.16

1994
Net sales              $ 232,191  $ 233,855  $ 272,903  $ 288,602  $ 1,027,551
Gross profit              40,681     49,372     46,805     63,245      200,103
Net income                15,290     23,311     19,464     28,669       86,734

Net income per share         .35        .53        .44        .65         1.97


Net income per share is based upon the weighted average number of shares outstanding during the period.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of Consolidated Papers, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1995, 1994 and 1993, and the related consolidated statements of income, shareholders' investment and cash flows (see Pages 14-17) for each of the years in the three-year period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1995, 1994 and
1993, and the results of its operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index at item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange
Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin,
January 19, 1996.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen LLP) on accounting and financial disclosure.


                                 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held April 22, 1996 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.

Item 11. EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 22, 1996 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 22, 1996 and is incorporated herein by reference.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON   FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K Annual
    Report:

    1. Financial Statements.

       Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

          Consolidated Balance Sheets As Of December 31, 1993, 1994 and
          1995.

          Consolidated Statements of Income for the Years Ended
          December 31, 1993, 1994 and 1995.

          Consolidated Statements of Shareholders' Investment for the
          Years Ended December 31, 1993, 1994 and 1995.

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1993, 1994 and 1995.

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

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration
Statement File No. 33-28786, Registration Statement File No. 33-37838,
Registration Statement File No. 33-60263, and Registration Statement File
No. 33-64393.


                                                     /s/ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
March 14, 1996.

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

    10.g.  1994 Compensation Award Program description.  (Filed as Exhibit
           10.g. to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

    10.h. 1995 Compensation Award Program description. (Filed electronically herewith.)

    21. Subsidiaries of the Registrant.  (Filed electronically herewith.)

    27. Financial Data Schedule.  (Filed electronically herewith.)

    99. Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
        Investment Plan for the year ended December 31, 1995 (to be filed within 180 days after the Plan's year-end).

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

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/ Patrick F. Brennan                                      March 14, 1996
Patrick F. Brennan, President and                                Date
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George W. Mead                                     Date March 14, 1996
George W. Mead, Chairman of the Board,
and Director

/s/ Patrick F. Brennan                                 Date March 14, 1996
Patrick F. Brennan, President and
Chief Executive Officer, and Director

/s/ Richard J. Kenney                                  Date March 14, 1996
Richard J. Kenney, Vice President, Finance
(Principal Financial Officer)

/s/ James E. Shewchuk                                  Date March 14, 1996
James E. Shewchuk, Controller

/s/ Ruth Baldwin Barker                                Date March 14, 1996
Ruth Baldwin Barker, Director

/s/ Wiley N. Caldwell                                  Date March 14, 1996
Wiley N. Caldwell, Director

/s/ Sally M. Hands                                     Date March 14, 1996
Sally M. Hands, Director

/s/ Bernard S. Kubale                                  Date March 14, 1996
Bernard S. Kubale, Director

/s/ D. Richard Mead, Jr.                               Date March 14, 1996
D. Richard Mead, Jr., Director

/s/ Gilbert D. Mead                                    Date March 14, 1996
Gilbert D. Mead, Director

/s/ Lawrence R. Nash                                   Date March 14, 1996
Lawrence R. Nash, Director

/s/ Glenn N. Rupp                                      Date March 14, 1996
Glenn N. Rupp, Director

/s/ John S. Shiely                                     Date March 14, 1996
John S. Shiely, Director

Schedule II - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                                  Charges
                                                    For
                                                  Purposes
                                                  For Which
                                      Additions    Reserve
                          Beginning    Charged       Was       Ending
                           Balance    To Income    Created     Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1995        $ 4,066     $ 1,625     $ 1,063     $ 4,628

               1994        $ 3,558     $   535     $    27     $ 4,066

               1993        $ 3,300     $   508     $   250     $ 3,558

EXHIBIT 10.h. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1995

March 23, 1995

Since its beginning, the Compensation Award Program (CAP) has been a success for both Consolidated and its employees. In 1994 alone we realized in excess of $8 million in savings. I am, therefore, pleased to inform you that the program has been approved for 1995. The modifications which were made to the program for 1994 were very successful and we have, therefore, continued them for 1995. The attached pages detail the 1995 CAP plan.

With the improvement in our business, 1995 is a year with much promise and I believe that opportunities will become available to reduce costs, improve efficiencies and improve the level of service we provide. By continuing to work together, we can take advantage of these opportunities.




/s/ Patrick F. Brennan

                      1995 COMPENSATION AWARD PROGRAM

                                Eligibility

In order to be eligible for a CAP award in 1995, you must meet the following conditions:

1. You must be a management employee from January 1, 1995 through December 31, 1995.
2.  You must be eligible to participate in TIP.
3.  You must receive a merit increase during 1995.

In addition to the above, the following conditions must also be met:

1. Consolidated must achieve a minimum of $4 million in net costs improvements as outlined below.
2. If you are employed in an operating division, it must have favorable results for the sum of controllable cost improvements and inventory changes.
3. If you are employed in a staff department, it must achieve significant progress toward meeting its goals which focus on providing improved service.

                                  Targets

The 1995 Compensation Award Program will once again be measured primarily on controllable costs and inventory changes. The calculations will be based on the following:

a. Controllable Costs - The total of controllable manufacturing cost improvements over the 1995 Profit Plan; plus,

b.  Inventory Changes - As of December 31, 1994, the measurable inventory
    (excluding finished goods) was $82.1 million. Our goal is to reduce this average inventory. The estimated cost of carrying inventory is 20%, therefore, any reduction or increase in this average inventory will receive a 20% credit or charge to the CAP goal. For example, if the average inventory decreases $5 million, 20% of that or $1 million, will be credited to the CAP goal. Similarly, if the average inventory increases $5 million, there will be an unfavorable charge of $1 million to the CAP goal.

If the sum of the net cost improvements in controllable costs and 20% of net inventory change is at least $4 million in 1995, we will achieve the minimum goal required for a CAP award. If greater savings are achieved, employees will be eligible for a larger CAP award. The maximum CAP award will be made if savings of $8 million are achieved.

Corporate staff departments are expected to support the operating divisions in reaching their goals. In addition, each staff department is to develop its specific CAP goals. Each employee is expected to have one or more individual
CAP goals which they will be evaluated against. If it is more appropriate, they may also participate as a team member working toward a CAP goal.

Staff departments should focus on such items as improving the quality of services provided, reducing costs, improving systems, eliminating unnecessary or inefficient procedures/programs. By focusing on eliminating inefficiencies, redundancies, duplications, etc. we can reduce costs and impact earnings.

                                   Award

If the minimum target is achieved, the CAP award will be a contribution of company stock into your Tax-Saver & Investment Plan (TIP) account. If you do not have a TIP account, one will be established for you with this company contribution. This method of payment has many advantages to employees.

- Since it is a company contribution, you will not pay the FICA/Medicare tax, 7.65%, on the award.
- State and federal income taxes on the award are deferred until you withdraw the TIP funds.
- Earnings on the award are also deferred from federal and state income tax until the TIP funds are withdrawn.
-   It provides you with increased retirement savings.

The amount of the award will be calculated on your pay and based upon the following schedule.

                Target                CAP Award1
              $4 million     1% of 1995 normal earnings2
              $5 million     1.25% of 1995 normal earnings2
              $6 million     1.50% of 1995 normal earnings2
              $7 million     1.75% of 1995 normal earnings2
              $8 million     2.00% of 1995 normal earnings2

                                  Summary

We must continue to emphasize that product quality and employee safety are top priorities. Emphasis on doing it right the first time in order to reduce broke, job lot, complaints, returns and allowances will result in favorable cost variances and improve our earnings. Similarly, a safe work place also translates into favorable cost variances and improves our company's earnings.

Focus should also continue on reducing controllable costs and improving inventory turnover. Controllable costs which you may have influence over may include such items as payroll, maintenance and repairs, outside services, expense work orders, waste, emergency material usage, etc.

Staff departments should develop specific goals which are tangible and measurable which can help to improve our bottom line.

Staff departments goals for 1995 should be submitted to Mr. Brennan by April 21st. Status reports must then be submitted to the staff quality council at the end of each subsequent quarter. The staff quality council will then evaluate each corporate staff department performance against their goals.

If you have any questions on the above, see your manager or call Chuck Bigelow at 3765.


1Consolidated Papers, Inc. common stock equivalent to the value as noted.
2This will exclude certain payments (special project pay, vacation taken as cash, etc.)


EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1995

                      SUBSIDIARIES OF THE REGISTRANT


Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated percents of their voting securities:

 Percent
 Voting
Securities
Owned By                                                        State Or
Consolidated                                                   Province Of
Papers, Inc.           Subsidiary                             Incorporation
    100%     Consolidated Water Power Company              Wisconsin
    100%     Newaygo Forest Products Limited               Ontario
    100%     Consolidated Papers Foreign Sales
               Corporation                                 U.S. Virgin Islands
    100%     Niagara of Wisconsin Paper Corporation        Wisconsin
    100%     LSPI Duluth Corp.                             Minnesota
    100%     LSPI Paper Corporation                        Minnesota
    100%     LSPI Fiber Co.                                Minnesota
    100%     Superior Recycled Fiber Corporation           Minnesota
