Form 10-Q
period 1996-03-31
CONSOLIDATED PAPERS INC
filed 1996-05-14
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31,1996

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

Common stock par value $1.00 outstanding April 26, 1996  44,659,041 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                     As Of
    March 31                   March 31
    1996                        1995       December 31
    (Unaudited)              (Unaudited)    1995

ASSETS
Current Assets
  Cash and cash equivalents           $     4,117   $     3,244    $    5,372
  Receivables (net of reserves of
    $4,855 as of March 31, 1996,
    $4,230 as of March 31, 1995,
    and $4,628 as of December 31,
    1995)                                 132,588        96,737       140,072
  Inventories
    Finished stock                         31,263        28,584        42,844
    Unfinished stock                        6,359         4,955         6,807
    Raw materials and supplies             78,724        63,461        82,792
      Total inventories                   116,346        97,000       132,443
  Prepaid expenses                         27,467        16,851        36,930
    Total current assets                  280,518       213,832       314,817

Investments and other assets               75,967        60,144        76,466
Goodwill                                   72,136          -           73,401
Plant and Equipment
  Buildings, machinery and equipment    2,169,087     1,914,227     2,160,907
    Less:  Accumulated depreciation       856,535       772,782       830,764
                                        1,312,552     1,141,445     1,330,143
Land and timberlands                       34,093        29,505        33,996
Capital additions in process              151,300        74,190       104,238
  Total plant and equipment             1,497,945     1,245,140     1,468,377
                                      $ 1,926,566   $ 1,519,116   $ 1,933,061

                 LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Current maturities of
    long-term debt                    $    70,000   $    50,000   $    70,000
  Accounts payable                         68,748        51,966        72,278
  Other                                   113,303        77,241        98,961
    Total current liabilities             252,051       179,207       241,239

Long-term debt                            132,000        23,000       197,000
Deferred income taxes                     228,987       192,687       221,560
Postretirement benefits                    96,583       110,406        93,702
Other noncurrent liabilities               20,994         7,691        20,763

Shareholders' Investment
  Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
  Common stock, shares issued,
    44,659,847 as of March 31, 1996,
    44,290,350 as of March 31, 1995
    and 44,623,881 as of December 31,
    1995                                   44,660        44,290        44,624
  Capital in excess of par value           75,745        59,661        74,325
  Cumulative translation adjustment        (2,375)       (2,108)       (2,369)
  Unrealized net loss on investment
    securities                               -           (  764)         -
  Treasury stock, at cost, 6,800
    shares as of March 31, 1996 and
    38,000 shares as of December 31,
    1995                                   (  384)         -           (2,100)
  Reinvested earnings                   1,078,305       905,046     1,044,317
    Total shareholders' investment      1,195,951     1,006,125     1,158,797

                                      $ 1,926,566   $ 1,519,116   $ 1,933,061

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


          Three Months Ended
         March 31                  December 31
    1996                          1995         1995
Net sales                                 $  424,139       $ 308,904       $ 452,650
Cost of goods sold                           318,282         227,433         309,799
Gross profit                                 105,857          81,471         142,851
Selling, general
  and administrative expenses                 17,739          16,003          17,346
Income from operations                        88,118          65,468         125,505
Interest expense                              (2,480)         (1,459)        ( 4,150)
Interest income                                  110             348           1,429
Miscellaneous, net                             1,584           2,383           1,642
Total other income
  (expense), net                              (  786)          1,272         ( 1,079)
Income before provision for
  income taxes                                87,332          66,740         124,426
Provision for income taxes                    34,597          26,135          51,356

Net Income                                $   52,735       $  40,605       $  73,070

Net income per share                      $     1.18       $    0.92       $    1.64
Average number of
  common shares outstanding               44,620,673      44,231,398      44,594,405



              CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                    (DOLLARS IN THOUSANDS - UNAUDITED)


                                                             Three Months Ended
                                                       March 31            December 31
                                               1996            1995          1995

Balance beginning of period                $ 1,044,317     $ 878,597    $   987,743
Add:  Net income                                52,735        40,605         73,070
Deduct:  Cash dividends                        (18,747)      (14,156)       (16,496)

Balance end of period                      $ 1,078,305     $ 905,046    $ 1,044,317


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

    Three Months Ended
         March 31
    1996                                1995
Cash Flows from Operating Activities:
  Net income                                   $ 52,735      $ 40,605
  Depreciation and depletion                     26,840        22,775
  Amortization of intangibles                     2,302          -
  Deferred income taxes                           7,427        10,909
  Earnings of affiliates                        ( 1,084)      ( 1,081)
  (Increase) decrease in current assets,
     other than cash and cash equivalents        33,044       (19,415)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt                 10,812        22,257
  Increase (decrease) in postretirement
    benefits                                      2,881           848
  Increase (decrease) in other noncurrent
    liabilities                                     231           353
Net cash provided by operating activities       135,188        77,251

Cash Flows from Investing Activities:
  Capital expenditures                          (56,408)      (27,941)
  (Increase) decrease in investments
    and other assets                                540         1,266
Net cash (used in) investing activities         (55,868)      (26,675)

Cash Flows From Financing Activities:
  Cash dividends                                (18,747)      (14,156)
  Increase (decrease) in long-term debt         (65,000)      (45,000)
  Other                                           3,172         3,669
Net cash (used in) financing activities         (80,575)      (55,487)

Net increase (decrease) in cash and cash
  equivalents                                   ( 1,255)      ( 4,911)
Cash and cash equivalents-beginning of period     5,372         8,155
  Cash and cash equivalents-end of period      $  4,117      $  3,244

Cash paid during the year for:
  Interest                                     $  5,247      $  1,398
  Income taxes                                    9,815         3,755


Notes to Financial Statements:

1.   Reference is made to the Notes to Financial Statements which appear in the 1995
     Annual Report on Form 10-K.  The basic principles of those notes are pertinent to those statements.

2.   Effective July 1, 1995, the company acquired Niagara of Wisconsin Paper
     Corporation, Lake Superior Paper Industries and Superior Recycled Fiber Industries.
     This acquisition was accounted for as a purchase and, accordingly, assets and liabilities have been stated at their fair values. The purchase price allocation is subject to change as management continues to refine the estimated fair value of the assets acquired and liabilities assumed. Results of the operations of the acquired companies are included in the consolidated financial statements subsequent to the acquisition.

     The following unaudited consolidated pro forma results of operations for the period ended March 31, 1995 assume the acquisition occurred as of January 1, 1995. This pro forma information is provided for information purposes only. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date nor of future results:

                                                      Three Months Ended
                                                        March 31, 1995
                                                         (Unaudited)
   (dollars in thousands, except per share data)

   Net sales                                              $ 421,468
   Net income                                                44,588
   Net income per share                                        1.01


                                 * * * * *

     The financial information furnished is unaudited.  It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

Effective July 1, 1995, the company completed the acquisition of Niagara of Wisconsin Paper Corporation, located in Niagara, Wisconsin, together with Lake
Superior Paper Industries and Superior Recycled Fiber Industries, both located in Duluth, Minnesota. This acquisition was accounted for as a purchase. The assets and liabilities, which have been stated at their fair value, will affect the comparison to prior periods.

On March 31, 1996, the ratio of current assets to current liabilities was 1.1:1 compared with 1.3:1 at December 31, 1995. During the first quarter, working capital decreased by $45 million with inventories decreasing by $16 million. Accounts receivable decreased by $7 million due to lower March sales and cash and cash equivalents decreased by $1 million. Accounts payable and other current liabilities increased by $11 million due primarily to a $14 million increase in income and payroll taxes payable at March 31, 1996 compared with December 31, 1995.

The company's debt paydown was $65 million during the quarter, largely through the $34 million decrease in current assets and a $11 million increase in current liabilities. The resulting balance sheet long-term funded debt to capital ratio on March 31, 1996 was 10% compared to 15% on December 31, 1995 and 2% on March 31, 1995.

The company also has operating leases for machinery and equipment which commit the company to annual lease payments of approximately $30 million. Additional detail regarding the operating leases is included in footnote 8 of the Notes to Consolidated Financial Statements in the company's 1995 Annual Report.

Capital expenditures totaled $56 million compared with $28 million during the same period in 1995. The major first quarter 1996 expenditures included $21 million for a $166 million paper machine addition at Stevens Point Division, $8 million for a $35 million chlorine reduction project at Kraft Division, and $5 million for a paper machine rebuild at Biron Division. The company continues to expect to spend a total of $240 million during 1996 for capital additions.


OPERATING RESULTS
FIRST QUARTER, 1996-1995 COMPARISON

Net sales for the first quarter were $424 million, an increase of 37% compared with the first quarter of l995. The net sales increase due to the July, 1995 acquisition was partially offset by the slowdown in demand for coated papers that began in the fourth quarter of l995 and continued during the first quarter of 1996.

Net income for the first quarter 1996 was $53 million, an increase of 30% compared to $41 million for the same period in 1995. The increase to net income was primarily due to the favorable results from the newly acquired companies, but net income would have been slightly higher without the acquired companies.

An unaudited pro forma of consolidated results of operations for the first quarter period ended March 31, 1995 is provided for information purposes only.
The pro forma assumes the acquisition occurred on January 1, 1995 and is shown in the footnotes to the financial statements. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date or of future results.

Due to the slowdown in demand for coated paper, the company operated at less than full capacity during the first quarter resulting in approximately 80,000 fewer tons than maximum available of salable production. The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine, operated at 86% of capacity compared to 100% during the first quarter of 1995. Biron and Wisconsin River divisions, the lightweight coated groundwood mills, operated at 90% of capacity as compared to 100% in the same period of 1995. During the quarter, the largest lightweight coated groundwood paper machine was also off line for l8 days for a quality-related rebuild.
The company's newly acquired operations, Niagara of Wisconsin Paper
Corporation, Lake Superior Paper Industries and Superior Recycled Fiber
Industries operated at 64%, 92% and 74%, respectively, during the first quarter of 1996. The coated specialty paper division (Stevens Point) operated at 97% of capacity compared to 100% in 1995. Shipments of corrugated products and paperboard products were stable compared with the first quarter of 1995.

Gross profit margins as a percent of net sales decreased to 25.0% from 26.4% in the first quarter l996 compared to l995. Increased volume and higher selling prices were more than offset by the impact of less than full capacity operations, thus, the decrease in gross profit margin.

Selling, general, and administrative expenses held steady when compared with last year's first quarter.

Other income (expense) also held steady during the quarter as compared with first quarter l995.

The effective tax rate was 39.6% in l996 compared with 39.2% for the first quarter l995.

                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 22, 1996. At the meeting, the shareholders elected eleven directors to hold office until the next annual meeting of shareholders. Total shares represented in person or by proxy were 39,168,556, which was 87.73 percent of the 44,646,828 shares outstanding. The shares represented at the meeting were voted as follows:

Election of directors.

                                                Shares Voted

                         For
                           R.B. Barker           38,377,796
                           P.F. Brennan          38,378,873
                           W.N. Caldwell         38,379,057
                           S.M. Hands            38,376,575
                           B.S. Kubale           38,372,290
                           D.R. Mead, Jr.        38,368,585
                           G.W. Mead             38,379,812
                           G.D. Mead             38,378,762
                           L.R. Nash             38,375,139
                           G.N. Rupp             38,374,001
                           J.S. Shiely           38,379,313

                         Withheld authority
                           for all directors        788,744

                         Withheld authority
                           on some directors         11,227

In addition, the shareholders, by a vote of 33,560,325 for; 5,402,458 against;
and 205,773 abstain, approved an amendment to Article III of the Restated
Articles of Incorporation to increase the number of shares of common stock, $1.00 par value, authorized for issuance from 93,750,000 to 200,000,000.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-K.

    (3)(i) Articles of Incorporation.
    (27)   Financial Data Schedule.

(b) Reports on Form 8-K.

    There were no reports filed on Form 8-K during the quarter ended
    March 31, 1996.

Items 1, 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     May 14, 1996

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     May 14, 1996

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary


Exhibit (3)(i) TO Form 10-Q For
Consolidated Papers, Inc. For
The Quarter Ended March 31, 1996

                   RESTATED ARTICLES OF INCORPORATION OF
                         CONSOLIDATED PAPERS, INC.
             ADOPTED JULY 22, 1953 AND EFFECTIVE JULY 28, 1953
           LAST AMENDED APRIL 22, 1996 AND EFFECTIVE UPON FILING
                     WITH WISCONSIN SECRETARY OF STATE


                                 ARTICLE I

The name of the corporation is Consolidated Papers, Inc.
(As amended April 18, 1962. Effective April 24, 1962.)

                                ARTICLE II

The purpose of the corporation is to engage in any lawful activity within the purposes for which corporations may be organized under Chapter 180 of the Wisconsin Statutes.

                                ARTICLE III

A. The aggregate number of shares which the corporation shall have authority to issue is (i) two hundred million (200,000,000) shares of common stock, par value one dollar ($1.00) per share; and (ii) 15,000,000 shares of Class A Preferred Stock, par value one cent ($.01) per share.

B. A description of each class of shares and a statement of the voting rights, designations, preferences, qualifications, privileges, limitations, options, restrictions, conversion rights and other special or relative rights granted to or imposed upon the shares of each class and of the authority vested in the Board of Directors of the Corporation to establish series of Class A Preferred Stock and to fix and determine the relative rights and preferences as between series of Class A Preferred
   Stock, and the variations therein, are as follows:

   1. The Board of Directors is hereby expressly authorized, at any time or from time to time, to divide any or all of the shares of Class A
      Preferred Stock into one or more series, and in the resolution or resolutions establishing a particular series, before issuance of any of the shares thereof, to fix and determine the number of shares and the designation of that series, so as to distinguish it from the shares of all other series and classes, and to fix and determine the voting rights, preferences, qualifications, privileges, limitations, options, conversion rights, restrictions, and other special or relative rights of such series. Each series may differ from every other series previously authorized, as may be determined by the Board of Directors in any or all respects, to the fullest extent now or hereafter permitted by the laws of the State of Wisconsin, including, but not limited to, the variations between different series in the following respects:

      (a) the distinctive designation of the series and the number of shares which shall constitute the series, which number may be increased or decreased (but not below the number of shares thereof then outstanding) from time to time by the Board of Directors;

      (b) the annual dividend or dividend rate for the series, and the date or dates from which dividends shall commence to accrue;

      (c) the price or prices at which, and the terms and conditions on which, if any, the shares of the series may be redeemed;

      (d) the amount payable upon shares of the series in the event of voluntary or involuntary liquidation of the Corporation;

      (e) the sinking fund provisions, if any, for the redemption of shares of the series;

      (f) the terms and conditions, if any, upon which shares of the series may be converted;

      (g) the voting rights, if any, of the shares of the series; and

      (h) any other terms, preferences, qualifications, privileges, limitations, options, restrictions and other special rights, if any, of shares of the series as the Board of Directors may, at the time of its resolution or resolutions, lawfully fix or determine under the laws of the State of Wisconsin.

   All shares within each series of Class A Preferred Stock shall be alike in every particular, except with respect to the dates from which dividends, if any, shall commence to accrue.

   2. The holders of Common Stock shall have one vote per share.

   3. The Common Stock shall be subject to the prior rights of holders of any series of Class A Preferred Stock outstanding, according to the preferences, if any, of that series.

   4. The Corporation may issue shares of Common Stock, Class A Preferred
      Stock, option rights, or securities having conversion or option rights, without first offering them to the holders of Class A
      Preferred Stock or Common Stock. (As amended April 22, 1996. Effective upon filing with Wisconsin Secretary of State.)

                                ARTICLE IV

The corporation shall have the right to purchase, take, receive, or otherwise acquire, hold, own, pledge, transfer, or otherwise dispose of its own shares of capital stock.

                                 ARTICLE V

The address of the registered office of the corporation at the time of adoption of these restated articles is 231 First Avenue North, Wisconsin
Rapids, Wisconsin, and the name of its registered agent at such address is Thomas A. Duda.

                                ARTICLE VI

The number of Directors constituting the Board of Directors of the corporation shall be such number (not less than three) as is fixed from time to time by the Bylaws.

                                ARTICLE VII

These restated Articles of Incorporation supersede and take the place of all heretofore existing Articles of Incorporation of the corporation and all amendments thereto.

                               ARTICLE VIII

No holder of capital stock shall have any pre-emptive rights to subscribe to any shares of the corporation now or hereafter authorized or to securities of the corporation convertible into shares of the corporation now or hereafter authorized. (As amended April 19, 1972. Effective June 21, 1972.)