Form 10-Q
period 1996-06-30
CONSOLIDATED PAPERS INC
filed 1996-08-14
CIK 23752

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 1996

Commission file number   0-1051


                            CONSOLIDATED PAPERS, INC.
           (Exact name of registrant as specified in its charter)



               Wisconsin                                 39-0223100
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)



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

Common stock par value $1.00 outstanding July 26, 1996
44,695,014 shares


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
                                                          As Of
                                       June 30       June 30
                                         1996          1995         December 31
                                      (Unaudited)    (Unaudited)      1995

ASSETS
Current Assets
  Cash & cash equivalents           $    13,709     $     3,324     $     5,372
  Receivables (net of reserves of
    $5,063 as of June 30, 1996,
    $4,409 as of June 30, 1995
    and $4,628 as of December 31,
    1995)                               140,311         106,092         140,072
  Inventories
    Finished stock                       37,711          33,266          42,844
    Unfinished stock                      5,086           5,570           6,807
    Raw materials and supplies           73,241          71,700          82,792
      Total inventories                 116,038         110,536         132,443
  Prepaid expenses                       32,834          16,515          36,930
    Total current assets                302,892         236,467         314,817
Investments and other assets             74,520         341,771          76,466
Restricted cash related to lease        220,631            -               -
Goodwill                                 61,220            -             73,401

Plant and Equipment

Buildings, machinery and equipment    2,138,254       1,935,407       2,160,907
  Less:  Accumulated depreciation       815,201         793,762         830,764
                                      1,323,053       1,141,645       1,330,143
Land and timberlands                     34,342          29,952          33,996
Capital additions in process            187,666          90,885         104,238
  Total plant and equipment           1,545,061       1,262,482       1,468,377
                                    $ 2,204,324     $ 1,840,720     $ 1,933,061

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Current maturities of
    long-term debt                  $    70,000     $    50,000     $    70,000
  Accounts payable                       70,418          61,255          72,278
  Other                                 105,802          63,379          98,961
    Total current liabilities           246,220         174,634         241,239
Long-term debt                          117,000         300,000         197,000
Capital lease obligation                249,522            -               -
Deferred income taxes                   242,164         203,382         221,560
Postretirement benefits                  99,444         111,452          93,702
Other noncurrent liabilities             23,115           7,996          20,763

Shareholders' Investment
  Preferred stock, authorized and
  unissued 15,000,000 shares                     -               -
  -
  Common stock:  shares issued,
    44,698,917 as of June 30,
    1996, 44,398,552 as of
    June 30, 1995 and 44,623,881
    as of December 31, 1995             44,699          44,399          44,624
  Capital in excess of par value        77,507          63,728          74,325
  Cumulative translation adjustment     (3,622)         (2,084)         (2,369)
  Treasury stock, at cost, 5,900
  shares as of June 30, 1996, and
  38,000 shares as of December 31,
  1995                                  (  334)           -             (2,100)
  Reinvested earnings                1,108,609         937,213       1,044,317
   Total shareholders' investment    1,226,859       1,043,256       1,158,797

                                   $ 2,204,324     $ 1,840,720     $ 1,933,061


CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                           Three Months Ended              Six Months Ended
                     June 30             March 31              June 30
                       1996          1995      1996        1996       1995
Net sales            $   376,085  $ 336,646  $   424,139 $   800,224 $ 645,550
Cost of goods sold       273,455    239,869      318,282     591,737   467,302
  Gross profit           102,630     96,777      105,857     208,487   178,248
Selling, general and
  administrative
  expenses                19,544     16,708       17,739      37,283    32,711
Income from
  operations              83,086     80,069       88,118     171,204   145,537
Interest expense          (3,555)   ( 1,056)     ( 2,480)    ( 6,035)  ( 2,515)
Interest income            1,787         31          110       1,897       379
Miscellaneous, net           620        883        1,584       2,204     3,266
  Total other income
    (expense), net        (1,148)    (  142)     (   786)    ( 1,934)    1,130
Income before
  provision for
  income taxes            81,938     79,927       87,332     169,270   146,667
Provision for
  income taxes            32,876     31,365       34,597      67,473    57,500
Net Income           $    49,062  $  48,562  $    52,735  $  101,797 $  89,167
Net Income Per Share $      1.10  $    1.09  $      1.18  $     2.28 $    2.01

Average number of
  common shares
  outstanding         44,673,641 44,333,585   44,620,673  44,647,157 44,282,774


CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
(DOLLARS IN THOUSANDS - UNAUDITED)
                           Three Months Ended              Six Months Ended
                     June 30             March 31              June 30
                       1996          1995      1996        1996       1995

Balance beginning
  of period          $ 1,078,305  $ 905,046  $ 1,044,317 $ 1,044,317 $ 878,597
Add:  Net income          49,062     48,562       52,735     101,797    89,167
Deduct:  Cash
  dividends              (18,758)   (16,395)     (18,747)    (37,505)  (30,551)
Balance end
  of period          $ 1,108,609  $ 937,213  $ 1,078,305 $ 1,108,609 $ 937,213

CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS - UNAUDITED)

                                                      Six Months Ended
                                                          June 30
                                                      1996        1995
Cash Flows from Operating Activities:
  Net income                                         $ 101,797   $  89,167
  Depreciation and depletion                            52,835      45,269
  Amortization of intangibles                            3,939        -
  Deferred income taxes                                 30,919      21,604
  Earnings of affiliates                              (  2,168)   (  2,140)
  (Increase) decrease in current assets,
     other than cash and cash equivalents               20,262    ( 41,970)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt                         4,981      17,684
  Increase (decrease) in postretirement
    benefits                                             5,742       1,894
  Increase (decrease) in other noncurrent
    liabilities                                       (    850)        658
Net cash provided by operating activities              217,457     132,166

Cash Flows from Investing Activities:
  Capital expenditures                                (129,519)   ( 67,777)
  Proceeds from sale and leaseback                     252,724        -
  Noncurrent investments                              (223,555)       -
  (Increase) decrease in investments and
     other assets                                        3,710    (278,514)
Net cash (used in) investing activities               ( 96,640)   (346,291)

Cash Flows from Financing Activities:
  Cash dividends                                      ( 37,505)   ( 30,551)
  Increase (decrease) in long-term debt               ( 80,000)    232,000
  Other                                                  5,025       7,845
Net cash provided by (used in) financing
  activities                                          (112,480)    209,294

Net increase (decrease) in cash and cash
  equivalents                                            8,337    (  4,831)
  Cash and cash equivalents - beginning of period        5,372       8,155
Cash and cash equivalents - end of period            $  13,709   $   3,324

Cash paid during the year for:
  Interest                                           $   6,709   $   2,385
  Income taxes                                          52,051      36,293

Notes to Financial Statements:

1.	Reference is made to the Notes to Financial Statements that appear in the
1995 Annual Report on Form 10-K. The basic principles of those notes are pertinent to these statements.

2.	Effective July 1, 1995, the company acquired Niagara of Wisconsin Paper
Corporation, Lake Superior Paper Industries and Superior Recycled Fiber Industries for approximately $227 million in cash and extinguished $52 million of debt. The company entered into new debt agreements totaling $335 million and borrowed $279 million. The debt proceeds have been recorded in investments and other assets as of June 30, 1995. This acquisition was accounted for as a purchase and, accordingly, assets and liabilities have been stated at their fair values. The purchase price allocation has been finalized as of June 30, 1996. Results of the operations of the acquired companies are included in the consolidated financial statements subsequent to the acquisition.

		The following unaudited consolidated pro forma results of operations for the period June 30, 1995 assume the acquisition occurred as of January 1, 1995.
This pro forma information is provided for information purposes only. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date nor of future results:

                                                       Six Months Ended
                                                        June 30, 1995
                                                         (Unaudited)
    (Dollars in thousands, except per share data)

     Net sales                                             $ 887,148
     Net income                                              104,383
     Net income per share                                       2.36

3.	In May 1996, the company sold certain assets for $253 million and agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement, the company will maintain a deposit, initially in the amount of $223 million, which together with interest earned is expected to be sufficient to fund the company's lease obligation, including the repurchase of the assets. As of June 30, 1996, $12 million of the capital lease obligation and the deposit are recorded as current. This transaction is being accounted for as a financing arrangement and the resulting gain has been deferred and will be depreciated, along with the asset, over a 15 year period.

* * * * *

		The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

Effective July 1, 1995, the company acquired Niagara of Wisconsin Paper Corporation, located in Niagara, Wisconsin, together with Lake Superior Paper Industries and Superior Recycled Fiber Industries, both located in Duluth, Minnesota. This acquisition was accounted for as a purchase, and the assets and liabilities, which have been stated at their fair value, will affect the comparison to prior periods.

On June 30, 1996 the ratio of current assets to current liabilities was 1.2:1 compared with 1.4:1 at June 30, 1995. During the second quarter working capital increased by $28 million. Cash and cash equivalents increased by $10 million, accounts receivable increased by $8 million and prepaid expenses, due to final adjustments associated with the July 1995 acquisition, increased by $5 million. Accounts payable increased by $2 million and other current liabilities decreased by $8 million primarily due to a decrease in income taxes payable at June 30, 1996 compared to March 31, 1996.

The company's debt paydown was $15 million during the quarter and the resulting balance sheet long-term funded debt to capital ratio was 11% at June 30, 1996 compared to 22% at June 30, 1995 and 10% at March 31, 1996.

The company also has operating leases for machinery and equipment which commit the company to annual lease payments of approximately $45 million. Additional detail regarding the operating leases is included in footnote 8 of the Notes to Consolidated Financial Statements in the company's 1995 Annual Report.

In May 1996, the company sold certain assets for $253 million and agreed to lease the assets back from the purchasers over a period of 30 years. Under the agreement, the company will maintain a deposit, initially in the amount of $223 million, which together with interest earned is expected to be sufficient to fund the company's lease obligation, including the repurchase of the assets. As of June 30, 1996 $12 million of the capital lease obligation and the deposit are recorded as current. The company's financing agreements have been modified to permit the lease transactions. This transaction is being accounted for as a financing arrangement and the resulting gain has been deferred and will be depreciated, along with the asset, over a 15 year period.

Capital expenditures in the second quarter of 1996 totaled $74 million compared with $40 million in the second quarter of 1995. The major second quarter 1996 expenditures included $33 million for a $166 million paper machine addition at Stevens Point Division, $6 million for a $35 million chlorine reduction project at Kraft Division and $4 million for a paper machine rebuild at Biron Division. The company expects to spend a total of $240 million during 1996 for capital additions.


OPERATING RESULTS SECOND QUARTER AND FIRST HALF YEAR
1996-1995 COMPARISON

Second quarter net sales increased $39 million or 12% and first half year net sales increased $155 million or 24% compared with similar periods in 1995. The net sales increase due to the July, 1995 acquisition was partially offset by the slowdown in demand for coated papers that began in the fourth quarter of 1995 and continued during the first half of 1996.

Net income for the second quarter 1996 of $49.1 million or $1.10 per share was a slight increase compared with $48.6 million or $1.09 per share for the comparable period in 1995. The primary reasons for the after-tax increase were: lower pulp costs, $7 million; higher selling price and mix, $4 million; mostly offset by reduced operations, $10 million.

An unaudited pro forma of consolidated results of operations for the second quarter period ended June 30, 1995 is provided for information purposes only. The pro forma assumes the acquisition occurred on January 1, 1995 and is shown in the footnotes to the financial statements. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date or of future results.

Due to the slowdown in demand for coated papers, the company operated at less than full capacity during the first half year resulting in approximately 80,000 fewer tons in both the first and second quarters than the maximum available of salable production. The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine, operated at 82% of capacity for the second quarter and 84% for the first half year 1996 compared with 100% for similar periods in 1995. The Converting Division, which converts heavier weight groundwood-free rolls into sheets increased shipments for the second quarter by 13% and operated at 92% of capacity compared with 86% in the same period in 1995. The lightweight groundwood mills, Biron and Wisconsin River divisions, on a combined basis, operated at 82% of capacity for the second quarter and 86% for the first two quarters of 1996, compared with 100% in the comparable periods of 1995. During the first quarter, 1996, the company's largest lightweight coated groundwood paper machine was also off line for 18 days for a quality-related rebuild. The company's newly acquired operations, Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior Recycled Fiber Industries operated at 74%, 77% and 83% of capacity, respectively, during the second quarter of 1996 and 69%, 84% and 78% for the first half year 1996. The coated specialty paper division (Stevens Point) operated at 98% of capacity in both the second quarter and first half year 1996 compared with 100% in the similar periods of 1995. Shipments of corrugated products and paperboard products were stable compared with 1995.

Gross margins as a percent of net sales decreased to 27.3% and 26.1% for the second quarter and first half year of 1996 compared with 28.7% and 27.6% for similar periods in 1995. The acquisition and lower pulp costs were more than offset by the impact of less than full capacity operations, thus, the decrease in gross profit margins.

Selling, general and administrative expenses as a percent of net sales were 5.2% and 4.7% for the second quarter and first six months of 1996, respectively, compared with 5.0% and 5.1% for similar periods in 1995. Increases in 1996 are due primarily to the additional costs associated with the integration of the July 1996 acquisition. Selling, general and administrative expenses are typically considered to be fixed costs.

Both interest expense and income increased in the quarter to quarter comparison, primarily from the May 1996 sale and lease back accounting. Overall, other income (expense) held steady during the quarter as compared with the second quarter 1995.

The effective tax rate was 40.1% and 39.7% for the second quarter and first half year 1996, respectively, compared with 39.2% for both of the comparable periods in 1995.

PART II.  OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K.

(a)	Furnish the exhibits required by Item 601 of Regulation S-K.

	(27)	Financial Data Schedule.

(b)	Reports on Form 8-K.

	There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 13, 1996

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     August 13, 1996

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
