Form 10-Q
period 1996-09-30
CONSOLIDATED PAPERS INC
filed 1996-11-08
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1996

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

           Common stock par value $1.00 outstanding October 21, 1996

                              44,700,743 shares

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                       As Of
                                      September 30  September 30
                                         1996          1995       December 31
                                      (Unaudited)   (Unaudited)      1995

                                       ASSETS
Current Assets
  Cash & cash equivalents             $    21,551   $     3,705   $     5,372
  Receivables (net of reserves of
    $5,274 as of September 30, 1996,
    $5,479 as of September 30, 1995
    and $4,628 as of December 31,
    1995)                                 132,979       176,103       140,072
  Inventories
    Finished stock                         36,101        32,304        42,844
    Unfinished stock                        8,341         8,296         6,807
    Raw materials and supplies             70,539        94,208        82,792
      Total inventories                   114,981       134,808       132,443
  Prepaid expenses                         38,157        26,650        36,930
    Total current assets                  307,668       341,266       314,817

Investments and other assets               74,114        88,453        76,466
Restricted cash related to leases         385,411          -             -
Goodwill                                   60,127        72,860        73,401

Plant and Equipment
  Buildings, machinery and equipment    2,137,583     2,118,932     2,160,907
    Less:  Accumulated depreciation       751,189       815,369       830,764
                                        1,386,394     1,303,563     1,330,143
Land and timberlands                       36,371        33,128        33,996
Capital additions in process              194,626       107,801       104,238
  Total plant and equipment             1,617,391     1,444,492     1,468,377
                                      $ 2,444,711   $ 1,947,071   $ 1,933,061

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Current maturities of
    long-term debt                    $    71,414   $    50,000   $    70,000
  Accounts payable                         71,313        89,580        72,278
  Other                                   114,402        90,511        98,961
    Total current liabilities             257,129       230,091       241,239

Long-term debt                            157,053       264,000       197,000
Capital lease obligations                 418,627          -             -
Deferred income taxes                     249,365       208,743       221,560
Postretirement benefits                    94,228       122,151        93,702
Other noncurrent liabilities               19,808        21,683        20,763

Shareholders' Investment
  Preferred stock, authorized and
    unissued 15,000,000 shares               -             -             -
  Common stock, shares issued
    44,730,400 as of September 30, 1996,
    44,572,832 as of September 30, 1995
    and 44,623,881 as of December 31,
    1995                                   44,730        44,573        44,624
  Capital in excess of par value           78,941        70,141        74,325
  Cumulative translation adjustment        (3,604)       (2,054)       (2,369)
  Treasury stock, at cost, 32,800
    shares as of September 30, 1996
    and 38,000 shares as of
    December 31, 1995                      (1,670)         -           (2,100)
  Reinvested earnings                   1,130,104       987,743     1,044,317
    Total shareholders' investment      1,248,501     1,100,403     1,158,797

                                      $ 2,444,711   $ 1,947,071   $ 1,933,061


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                              Three Months Ended           Nine Months Ended
                          September 30        June 30        September 30
                         1996       1995       1996        1996        1995
Net sales          $   380,833  $ 480,861 $   376,085 $ 1,181,057  $ 1,126,411
Cost of goods sold     295,973    350,185     273,455     887,710      817,487
  Gross profit          84,860    130,676     102,630     293,347      308,924
Selling, general
  and
  administrative
  expenses              18,638     16,968      19,544      55,921       49,679
Income from
  operations            66,222    113,708      83,086     237,426      259,245
Interest expense       ( 3,204)   ( 5,046)    ( 3,555)    ( 9,239)     ( 7,561)
Interest income          3,380        139       1,787       5,277          518
Miscellaneous, net         551        851         620       2,755        4,117
  Total other
    income
    (expense), net         727    ( 4,056)    ( 1,148)    ( 1,207)     ( 2,926)
Income before
  provision for
  income taxes          66,949    109,652      81,938     236,219      256,319
Provision for
  income taxes          26,681     42,659      32,876      94,154      100,159

Net income         $    40,268  $  66,993 $    49,062 $   142,065  $   156,160
Net income per
  share            $      0.90  $    1.51 $      1.10 $      3.18  $      3.52

Average number of
  common shares
  outstanding       44,682,039 44,510,734  44,673,641  44,661,658   44,359,596

                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                            Three Months Ended           Nine Months Ended
                        September 30       June 30         September 30
                      1996        1995       1996        1996         1995
Balance beginning
  of period        $ 1,108,609  $ 937,213 $ 1,078,305 $ 1,044,317  $   878,597
Add:  Net income        40,268     66,993      49,062     142,065      156,160
Deduct:  Cash
  dividends            (18,773)   (16,463)    (18,758)    (56,278)     (47,014)

Balance end of
  period           $ 1,130,104  $ 987,743 $ 1,108,609 $ 1,130,104  $   987,743


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

                                                    Nine Months Ended
                                                      September 30
                                                    1996        1995
Cash Flows From Operating Activities:
  Net Income                                $ 142,065   $ 156,160
  Depreciation and depletion                   79,761      69,998
  Amortization of intangibles                   5,920       2,127
  Deferred income taxes                        27,295      32,311
  Earnings of affiliates                     (  3,252)   (  3,220)
  (Increase) decrease in current assets,
    other than cash and cash equivalents       12,830     (50,079)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt               14,476      22,467
  Increase (decrease) in postretirement
    benefits                                      526    (  3,541)
  Increase (decrease) in other noncurrent
    liabilities                               (   955)      2,237
Net cash provided by operating activities     278,666     228,460

Cash Flows From Investing Activities:
  Capital expenditures                       (228,775)   (118,639)
  Acquisition, net of cash                       -       (225,510)
  Proceeds from sale and leaseback            422,398        -
  Noncurrent investments                     (393,229)       -
  Other                                        26,778    (    316)
Net cash (used in) investing activities      (172,828)   (344,465)

Cash Flows From Financing Activities:
  Cash dividends                             ( 56,278)   ( 47,014)
  Increase (decrease) in long-term debt      ( 38,533)    144,137
  Other                                         5,152      14,432
Net cash provided by (used in) financing
  activities                                 ( 89,659)    111,555

Net increase (decrease) in cash and cash
  equivalents                                  16,179    (  4,450)
  Cash and cash equivalents -
    beginning of period                         5,372       8,155
  Cash and cash equivalents - end of
    period                                  $  21,551   $   3,705

Cash paid during the year for:
  Interest                                  $  13,367   $   7,235
  Income taxes                                 74,301      71,319

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

	The following unaudited consolidated pro forma results of operations for the period ended September 30, 1995 assume the acquisition occurred as of January 1, 1995. This pro forma information is provided for information purposes only. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date nor of future results:

                                          Nine Months Ended
                                          September 30, 1995

    Net sales                                $ 1,376,020
    Net income                                   171,052
    Net income per share                            3.86

3.	The company sold certain assets for $253 million and $169 million in May,
1996 and September, 1996, respectively. The assets were leased back from the purchasers over a period of 30 years. Under the agreements, the company will maintain deposits, initially in the amount of $393 million, which together with interest earned, are expected to be sufficient to fund the company's lease obligations, including the repurchase of the assets. As of September 30, 1996, $12 million of the capital lease obligations and the deposits are recorded as current. These transactions are being accounted for as financing arrangements, and the resulting gains are amortized over a 15-year period.

                             * * * * *

		The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Effective July 1, 1995 the company acquired Niagara of Wisconsin Paper Corporation, located in Niagara, Wisconsin, together with Lake Superior Paper Industries and Superior Recycled Fiber Industries, both located in Duluth, Minnesota. This acquisition was accounted for as a purchase, and the assets and liabilities, which have been stated at their fair value, will affect the comparison to prior periods.

On September 30, 1996 the ratio of current assets to current liabilities was 1.2:1 compared with 1.5:1 at September 30, 1995. During the third quarter working capital decreased by $6 million. Cash and cash equivalents and prepaid expenses increased by $8 million and $5 million, respectively, while accounts receivable decreased by $7 million, primarily due to lower sales volume. Accounts payable increased by $1 million and other current liabilities increased by $9 million primarily due to an increase in salaries and wages and income taxes payable at September 30, 1996 compared to June 30, 1996.

The company's debt increased by $41 million during the quarter due primarily to the $35 million buyout of an operating lease at the Niagara of Wisconsin mill. The resulting balance sheet long-term funded debt to capital ratio was 11% at September 30, 1996 compared to 19% at September 30, 1995 and 11% at June 30, 1996.

The company also has operating leases for machinery and equipment which commit the company to annual lease payments of approximately $41 million. Additional detail regarding the operating leases is included in footnote 8 of the Notes to Consolidated Financial Statements in the company's 1995 Annual Report.

The company sold certain assets for $253 million and $169 million in May 1996 and September 1996, respectively. The assets were leased back from the purchasers over a period of 30 years. Under the agreements, the company will maintain deposits, initially in the amount of $393 million, which, together with interest earned, are expected to be sufficient to fund the company's lease obligations, including the repurchase of the assets. As of September 30, 1996 $12 million of both the capital lease obligation and of the deposit are recorded as current. This transaction is being accounted for as a financing arrangement, and the resulting gain will be amortized over a 15-year period.

Capital expenditures in the third quarter of 1996 totaled $99 million compared with $51 million in the third quarter of 1995. The major third quarter 1996 expenditures included $25 million for a $166 million paper machine addition at Stevens Point Division, $7 million for a $35 million chlorine reduction project at Kraft Division and $35 million for the buyout of a pressurized groundwood mill lease at the Niagara of Wisconsin mill in Niagara, Wisconsin. The company expects to spend a total of $275 million during 1996 for capital additions.

At its October 1996 meeting, the board of directors approved a $180 million 1997 capital approval budget. The 1997 capital budget includes $155 million for necessary replacement and quality projects, $21 million for high-return projects and $4 million for environmental control projects.


OPERATING RESULTS
THIRD QUARTER AND FIRST NINE MONTHS, 1996-1995 COMPARISONS

Third quarter net sales decreased $100 million or 21% and nine months' net sales held steady compared with similar periods in 1995. The third quarter net sales decrease is due to the slowdown in demand for coated papers that began in the fourth quarter of 1995 and continued during the first nine months of 1996. Both unit volume and selling prices were negatively impacted. The nine months' results for 1996 are not comparable with last year's nine months because of the July 1, 1995 acquisition.

Unaudited pro forma consolidated results of operations for the third quarter period ended September 30, 1995 are provided for information purposes only. The pro forma statement assumes the acquisition occurred on January 1, 1995 and is shown in the footnotes to the financial statements. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date or of future results.

Net income for the third quarter 1996 of $40.3 million or $.90 per share decreased compared with $67.0 million or $1.51 per share for the comparable period in 1995. The primary reasons for the after-tax decrease were: lower selling price and mix, $29 million; reduced operations, $11 million; partially offset by lower purchased pulp costs, $8 million.

Due to the slowdown in demand for coated papers, the company operated at less than full capacity during the first nine months resulting in approximately 80,000 fewer tons in both the first and second quarters, and 60,000 fewer tons in the third quarter, than the maximum available of salable production. The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine, operated at 89% of capacity for the third quarter and 86% for the first nine months 1996 compared with 100% for similar periods in 1995. The Converting Division, which converts heavier weight groundwood-free rolls into sheets, slightly increased shipments for the third quarter and operated at 95% of capacity compared with 88% in the same period in 1995. The lightweight groundwood mills, Biron, Wisconsin River and Niagara divisions, on a combined basis, operated at 88% of capacity for the third quarter and 84% for the first nine months of 1996, compared with 100% in the comparable periods of 1995. During the first quarter 1996 the company's largest lightweight coated groundwood paper machine was also off line for 18 days for a quality-related rebuild. The supercalendered paper mill, Lake Superior Paper Industries, operated at 80% of capacity during the third quarter for 1996 and 83% for the first nine months of 1996 compared to 100% during comparable periods in 1995. Superior Recycled Fiber Industries, the recycled pulp mill, operated at 83% of capacity during the third quarter of 1996 and 80% for the first nine months of 1996 compared to 100% during similar periods in 1995. The coated specialty paper division (Stevens Point) operated at 100% of capacity in the third quarter and 98% in the first nine months of 1996 compared with 96% and 99% in the similar periods of 1995. Shipments of corrugated products and paperboard products were stable compared with 1995.

Gross margins as a percent of net sales decreased to 22.2% and 24.8% for the third quarter and first nine months of 1996 compared with 27.2% and 27.4% for similar periods in 1995. The combination of greater unit sales from the July 1, 1995 acquisition and lower pulp costs were more than offset by lower selling prices and the impact of less than full capacity operations.

Selling, general and administrative expenses as a percent of net sales were 4.9% and 4.7% for the third quarter and first nine months of 1996, respectively, compared with 3.5% and 4.4% for similar periods in 1995. Increases in 1996 are due primarily to lower net sales and the additional costs associated with the integration of the July 1995 acquisition. Selling, general and administrative expenses are typically considered to be fixed costs.

Interest expense decreased and interest income increased in the quarter-to-quarter comparison, primarily from the May and September 1996 sale and lease-back accounting. Overall, other income (expense) increased by $5 million during the quarter as compared with the third quarter 1995.

The effective tax rate was 39.9% for both the third quarter and first nine months of 1996, respectively, compared with 38.9% and 39.1% for the comparable periods in 1995.

                              PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

	There were no reports filed on Form 8-K during the quarter ended September 30, 1996

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CONSOLIDATED PAPERS,INC.



Date  November 8, 1996          By  /s/ Richard J. Kenney
                                   Richard J. Kenney, Vice President, Finance
                                   Principal Financial Officer



Date  November 8, 1996          By  /s/ Carl R. Lemke
                                   Carl R. Lemke, Assistant Secretary
