Form 10-K
period 1996-12-31
CONSOLIDATED PAPERS INC
filed 1997-03-27
CIK 23752

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1996

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

                           Yes (X)          No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of March 11, 1997 of the voting stock held by nonaffiliates of the registrant was approximately $1.43 billion, based upon the NYSE closing price on March 11, 1997 and an estimate that 60.6% of the stock is owned by nonaffiliates.

On March 11, 1997 there were 44,779,946 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into
Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held April 28, 1997.
PART I

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

The percent of coated printing paper sales to total sales was 80.7% (1992), 79.8% (1993), 80.0% (1994), 76.7% (1995) and 72.4% (1996).

Coated and supercalendered printing papers are sold directly to magazine and catalog publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

              DISTRIBUTION OF COATED PRINTING PAPER SALES IN TONS
                                   Direct
                                  Publisher           Merchant
                                  Accounts            And Other
                 Year                 %                   %
                 1992                61%                 39%
                 1993                56%                 44%
                 1994                52%                 48%
                 1995                52%                 48%
                 1996                49%                 51%

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

The Company competes in the coated printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is the largest manufacturer of coated printing papers in North America, having shipped 1,111,931 tons of coated printing papers in 1996, which represents approximately 17% of the U.S.
market for this product. Sales to Unisource, a paper merchant, as a percent of net sales, amounted to 13% in 1996. The Company's principal U.S.
competitors are Blandin Paper Company, a subsidiary of Fletcher Challenge
Canada Ltd.; Bowater Incorporated; Champion International Corporation; Crown
Vantage Inc.; International Paper Company; Mead Corporation; Repap Wisconsin
Inc., an affiliate of Repap Enterprises Corporation Inc.; the Northwest Paper
Division of Potlatch Corporation; S.D. Warren, a subsidiary of Sappi Ltd.;
Westvaco Corporation; and Madison Paper Industries.

The Company's energy sources during 1996 were:

                      Coal                          28.0%
                      Process Waste                 42.1%
                      Natural Gas                   12.6%
                      Electricity                   16.9%
                      Petroleum products              .4%

The Company experienced no shortages of energy in 1996. The Company currently purchases 85% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, and the other for Kentucky coal, both of which expire
December 31, 1999. The remaining 15% of its coal requirement is purchased on annual contracts. Coal is currently in ample supply, and we anticipate no supply problems in 1997.

The Company is in the first year of a six-year agreement for the firm transportation of approximately 57% of its total natural gas supply.

Approximately 43% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction in supply whenever cold weather or other events decrease the amount of pipeline gas available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply.
Natural gas is currently in good supply and minimal interruption is expected in 1997.

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1996 from Company lands produced 10% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from non-Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1996 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 1997 operations.

The Company also purchases market pulp on a regular basis and purchased 24.1% of the total pulp consumed by the Company's paper mills during 1996. The
Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other arrangements for 100% of its anticipated requirements for 1997. Market pulp is currently in ample supply, and the Company anticipates no supply problems in 1997.

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

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1996, the Company was able to procure adequate supplies of all principal raw materials and thus experienced no interruptions of production due to materials shortages. Most raw materials remain in good supply. The Company expects no interruptions of production due to materials shortages.

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $6.5 million in 1996, $5.8 million in 1995, and $5.9 million in 1994 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, and environmental projects.

The Company is committed to complying with all state and federal environmental regulations.

The Company remains in compliance with all conditions and limitations of its wastewater permits. The Company continues to invest capital funds to upgrade wastewater treatment facilities in preparation for production increases and future regulations. During 1996, the Company expanded the Water Renewal
Center at a cost of $7 million, in anticipation of the startup of a new paper machine at Stevens Point Division. The expansion included a primary clarifier, aeration basin, secondary clarifier, sludge dewatering press, parshall flume and effluent sampling station.

The Company has received general tier 1 storm-water discharge permits for its applicable operations. The permits include a pollution-prevention plan and best-management practices and may require storm-water sampling and testing and pollution control. The Company has defined storm-water permit requirements and schedules, and is in the process of implementing a cost-effective strategy to comply. The storm-water permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

Clean Air Act operating permit applications for all of the Company's major sources have been submitted to the Wisconsin Department of Natural Resources
(WDNR). The WDNR is required to issue all major source air operating permits by April 1998. Our facilities are allowed to continue to operate under existing permits until the new air operating permits are issued. The air operating permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

On June 20, 1996, the Environmental Protection Agency (EPA) published the final accidental release prevention rules. The risk management rules require applicable facilities to develop, submit and register a risk management plan by June 21, 1999. The Company is developing cost-effective plans to comply.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company obtained regulatory approval to restart its ConsoGro (Water Quality
Center (WQC) wastewater treatment biosolids) agricultural landspreading program in 1993. The ConsoGro program began operation on November 1, 1993.
The Company's Niagara facility initiated its NiAGro (wastewater treatment biosolids) agricultural landspreading program on May 3, 1996. The ConsoGro and NiAGro programs reduce dependence on landfills and benefit the local agricultural community and environment. The Company continues to distribute lime sludge from its kraft pulp mill as an agricultural liming agent and for use to neutralize wastewater. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites. The Company obtained all approvals and permits to expand landfill capacity at the WQC and Niagara during 1996.
Niagara's new landfill was completed during the year at a cost of $2.3 million. Clearing and base grading of WQC's landfill expansion will begin in 1997 with construction scheduled as needed. Construction of a fourth landfill cell at our Water Renewal Center is also scheduled for 1997. At this time, the Company is unable to predict the effect of future landfill or groundwater regulations.

The Company's Hazardous Materials committee continues to ensure timely and full compliance with all regulations applicable to the purchase, transportation and disposal of hazardous materials. The committee also ensures compliance with the Department of Transportation rules regarding training of all employees who handle and transport hazardous materials.

The unintended generation of dioxin is a global concern and was a challenge for the paper industry. The industry's use of elemental chlorine in the pulp-bleaching process has been linked to the formation of trace amounts of dioxins, furans, chloroform and other chlorinated organics. The Company has developed a multiphase program to reduce the use of elemental chlorine in the pulp-bleaching process. Phase I of the chlorine-reduction program was completed in 1992 and included improved hardwood brownstock washing, increased substitution of chlorine dioxide in the first stage of pulp bleaching and use of hydrogen peroxide and oxygen in the caustic-extraction stage. Phase II of the chlorine-reduction program was completed in 1993 and included the addition of softwood oxygen delignification and associated brownstock washing. The
Company has been using oxygen delignification on hardwood since 1986. Phase I produced nondetectable levels of dioxin (2, 3, 7, 8-TCDD) in our treated wastewater effluent and assured compliance with permit limits. Phase II was optimized during 1994 with emphasis on further reducing elemental chlorine.
Phase II has resulted in nondetectable levels of dioxin (2, 3, 7, 8-TCDD) in pulp and wastewater treatment plant sludge and also has significantly reduced the formation of other chlorinated organics, including chloroform. Phase II also resulted in the elimination of elemental chlorine in the bleaching of softwood pulp, achieving the commonly referred to status of elemental chlorine-free (ECF). In March 1994, the Company announced further chlorine-reduction plans. In late 1996, the Company eliminated elemental chlorine from its kraft pulp by using chlorine dioxide in the first stage of bleaching.
Phase III of our chlorine-reduction program has eliminated the use of chlorine dioxide in the first stage of the hardwood pulp-bleaching process. Our new
ECF pulp-bleaching process utilizes chlorine dioxide on softwood and high-consistency ozone on hardwood to replace chlorine dioxide in the first stage of bleaching. All equipment for Phase III has been installed and began operation in early 1997. We will define technology options, implementation schedules and budgets to meet future regulatory requirements and market demand. The Company continues to evaluate the technical and economical feasibility of nonchlorine (TCF) bleaching if required by future regulation or the marketplace.

The Company remains in compliance with all provisions of emergency planning community right-to-know legislation and federal and state underground storage tank regulations. Environmental activities are directed at protecting the environment through both pollution control and pollution prevention. The
Company actively participates in the Wisconsin Paper Council's innovative pollution prevention partnership with the WDNR. The Company continues to look for cost-effective pollution prevention opportunities.

Internal multimedia environmental audits were completed during 1996 to assure compliance with environmental laws and regulations.

At the end of 1996 the Company employed approximately 5,930 people, essentially all of whom were full-time employees.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Officer
           Name              Age     Since              Positions
   George W. Mead            69      1971    Chairman of the Board
   Gorton M. Evans           58      1989    President and
                                               Chief Executive Officer
   William P. Orcutt         68      1977    Senior Vice President
   James R. Kolinski         58      1993    Vice President, Manufacturing
   Ronald E. Swanson         47      1995    Vice President, Manufacturing
   David A. Krommenacker     54      1994    Vice President
   John T. Hurley            62      1995    Vice President, Marketing
   Richard J. Kenney         56      1989    Vice President, Finance
   Carl H. Wartman           44      1990    Secretary and General Counsel
   James E. Shewchuk         60      1989    Controller
   John D. Steinberg         61      1990    Treasurer

All executive officers of the Company are elected annually by the Board of Directors.

All of the executive officers of the Company have served in executive or managerial positions in the Company for the past five years.

Item 2.  PROPERTIES.

The Company, at the close of 1996, operated eleven manufacturing plants in seven municipalities. The following table describes the Company's facilities.

                  No.                                     Sq. Ft.
                Manufac-                                Production,     Plant
                 turing          Plant                    Office,       Sites
  Industry       Plants        Locations                Whse. Space    (Acres)
Paper and pulp     11      4 - Wisconsin Rapids, WI)
                           1 - Biron, WI           )
                           1 - Whiting, WI         )     8,359,663      1,061
                           1 - Stevens Point, WI   )
                           1 - Adams, WI           )
                           1 - Niagara, WI         )
                           2 - Duluth, MN          )

Equipment in operation at the close of 1996 included 19 paper machines, two continuous kraft-pulp digesters, one recycled pulp mill, one paperboard machine, one corrugating machine, and electrical production facilities with a nameplate rated capacity of 222,043 KW (with actual capacity at any time subject to boiler capacity and river flow availability for electrical production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 475-acre site which treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center near Stevens Point is a pollution-abatement facility on a 192-acre site that currently treats the effluent of two paper mills.

Available capacity utilization during 1996 was 86.2% for coated papers and 84.1% for supercalendered papers. Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 330,728 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

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

The number of record holders of the Company's common stock as of December 31, 1996 is 6,735.

The Company's common stock is traded on the New York Stock Exchange.  The
Company's symbol is CDP.

                 COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

                   First       Second         Third       Fourth
                  Quarter      Quarter       Quarter      Quarter       Year

1996
High              $ 57.75      $ 57.88       $ 54.88      $ 52.75      $ 57.88
Low                 50.00        49.75         49.13        48.25        48.25
Close               56.25        52.00         52.00        49.13        49.13
Cash dividend         .42          .42           .42          .42         1.68

1995

High              $ 50.38      $ 57.63       $ 64.88      $ 65.38      $ 65.38
Low                 44.88        47.63         54.50        53.00        44.88
Close               49.75        57.63         55.88        56.13        56.13
Cash dividend         .32          .37           .37          .37         1.43

Item 6.  SELECTED FINANCIAL DATA.

                       FIVE-YEAR COMPARISON OF SELECTED
                                FINANCIAL DATA
                       FOR THE YEARS 1992 THROUGH 1996

(Dollars in thousands, except per share data)

 Year                    Net Income                                   Cash
 Ended                             Per       Total      Long-Term   Dividends
Dec. 31  Net Sales     Amount     Share      Assets        Debt     Per Share
 1996   $ 1,545,091  $ 179,285   $ 4.01   $ 2,532,242   $ 272,467    $ 1.68
 1995     1,579,061    229,230     5.16     1,933,061     197,000      1.43
 1994     1,027,551     86,734     1.97     1,499,511      68,000      1.28
 1993       947,336     64,195     1.46     1,467,067     121,000      1.28
 1992       904,232     12,359      .28     1,486,967     171,000      1.28


1996 amounts reflect a lower 1996 tax rate, resulting in a benefit of 12 cents per share, all recorded in the fourth quqarter.

	1995 amounts reflect acquisition, effective July 1, 1995, of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior
Recycled Fiber Industries.

1994 amounts reflect the change in estimated useful lives of machinery and equipment used in the pulp and papermaking process to a 20-year period versus the former 16-year period.

	1992 amounts reflect the cumulative effect of changes in accounting principles for the adoption of Financial Accounting Standards No. 106, "Employers'
Accounting for Postretirement Benefits Other than Pensions" and Financial
Accounting Standards No. 109, "Accounting for Income Taxes."

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

Sales and Cost of Sales.

Net sales were $1.5 billion in 1996, compared with the 1995 record year of $1.6 billion and the 1994 net sales of $1.0 billion. Record shipments of 1,553,000 tons were an increase of 4% over the previous record year of 1995.
Gross margin as a percent of sales was 23.9% in 1996, compared with 28.6% in 1995 and 19.5% in 1994. The lower 1996 margin was due to lower selling prices, coupled with less-than-full running conditions only partially offset by lower pulp costs and better productivity.

Plant Operations.

Groundwood-free coated shipments (primarily Wisconsin Rapids and Converting divisions) decreased slightly (about 3%) due to less-than-capacity operations mostly offset by continued productivity improvements on all machines. During
1996, the Wisconsin Rapids Division, excluding the No. 11 paper machine, operated at 81% of available capacity, compared with 97% in 1995 and 91% in 1994. The industry average capacity utilization was 86% for groundwood-free grades in 1996, 92% in 1995 and 91% in 1994. The Wisconsin Rapids Division's smallest machine (No. 11) did not operate in 1996. The machine was idled in 1992 and has since only operated during the period of March 1995 through November 1995. On average, selling prices decreased 4% in 1996, following increases in late 1994 and early 1995. The Converting Division, which converts heavier-weight groundwood-free coated rolls into sheets, operated at 95% of available capacity, compared with 89% in 1995 and 92% in 1994.

Although Niagara Division shipments are included for the full year of 1996, groundwood coated shipments (Biron, Wisconsin River and Niagara) declined 5% due to less-than-capacity operations at all divisions. The divisions operated at only 85% of available capacity in 1996. Biron and Wisconsin River divisions operated at 100% of available capacity in 1995 and 94% in 1994, while Niagara operated at 97% during the second half of 1995. The U.S.
industry average capacity utilization was 87% for groundwood grades in 1996, 94% in 1995 and 93% in 1994. During 1996, selling prices declined 29%, following an increase of 35% in 1995 and a decline of 6% in 1994.

Lake Superior Paper Industries (supercalendered groundwood paper) operated at
84% of available capacity in 1996, compared with 100% during 1995. Weak markets during 1996 resulted in selling prices declining to late 1994 levels, reversing the 40% increase in 1995.

The Stevens Point Division's coated specialty paper shipments declined 3% in 1996 compared with 1995. This followed a decline in shipments for 1995 of 1% and an 11% increase for the record year 1994. Operations were at 99% of available capacity for 1996, compared with 97% in 1995 and 100% in 1994.
Selling prices decreased 8%, reversing price increases of 8% implemented during the first half of 1995.

Paperboard products shipments increased 5% and corrugated products shipments increased 3% in 1996. The paperboard products and corrugated products businesses both operated in highly competitive markets and continued their marketing emphasis on producing high-value-added specialty products.

Superior Recycled Fiber Industries operated at 85% of available capacity in 1996, compared with 100% in 1995. Cost reductions for scrap paper during the fourth quarter of 1995 continued in 1996, resulting in selling-price reductions for recycled pulp during 1996.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $12 million in 1996 to $79 million, compared with increases of $4 million in 1995 and $1 million in 1994. The larger-than-normal 1996 increase reflects a full year's costs for the July 1995 acquisition.

Other Income and Income Taxes.

Other income (expense) was ($2 million) in 1996 and ($4 million) in 1995, an improvement of $2 million, compared with a decrease of $10 million in 1995 and an improvement of $9 million in 1994. Included in the interest expense and interest income for 1996 is $9 million and $11 million, respectively, resulting from the sale and leaseback of two paper machines. Details are included in Note 6 of the Notes to Consolidated Financial Statements.

Effective tax rates were 38.0%, 39.8% and 39.2% in 1996, 1995 and 1994, respectively. The decrease in the rate in 1996 is due to refinements in the allocation of taxable income into lower taxed states and some resolutions of long-standing tax audits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Current Account Changes.

The July 1995 acquisition was accounted for as a purchase, and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods. Accounts receivable in 1996 decreased by $14 million, compared with increases of $52 million and $27 million in 1995 and 1994, respectively. The decrease was principally due to lower selling prices and volume, a result of the weak paper market. The days' sales outstanding has not materially changed, and the Company believes its collection period is well within the industry's standards. Inventories increased $6 million compared with 1995, with finished goods increasing $6 million due to the Company maintaining higher inventory levels to be more responsive to customer needs.
Raw materials decreased $8 million, primarily as a result of lower inventory levels, which were partially offset by a $7 million increase in stores supplies.

The year-end ratio of current assets to current liabilities was 2.0:1 in 1996 and 1.3:1 in 1995 and 1994, with most of the 1996 increase resulting from no current maturity of long-term debt at the end of 1996.

Capital Commitments and Spending.

At the end of 1996, authorized but uncompleted capital commitments totaled
$122 million.  A 1997 capital approval budget of $180 million is in place.
This $180 million, plus the $122 million carry-over from 1996, less anticipated carry-over of $102 million at the end of 1997, will result in planned capital spending of $200 million in 1997, compared with expenditures of $288 million in 1996, $159 million in 1995 and $98 million in 1994. The major 1996 expenditures included $100 million for a paper machine addition at the Stevens Point Division, $10 million for a new finishing winder at the Biron Division, $20 million toward the third phase of a chlorine-reduction program at the Kraft Division, and $8 million for a new fiber-handling system at the Niagara Division. The 1997 capital approval budget for $180 million consists of $155 million for necessary replacement and quality projects, $21 million for high-return projects, and $4 million for environmental-control projects. Included in the 1997 approval budget is $73 million for new projects for the operations acquired in 1995.

Long-term Debt.

The Company's borrowings as of year end were $272 million, an increase of $5 million, following an increase of $149 million in 1995 and a decrease of $53 million in 1994. Cash generated was not sufficient to fund the $288 million 1996 capital spending program, and a $35 million refinancing of a groundwood mill lease at the Niagara Division (previously an off-balance-sheet operating lease). Current external financing assures adequate capital to fund existing and projected projects, and any future positive cash flow will be used to pay down debt. Interest incurred, excluding interest related to the sale and leaseback of two paper machines, totaled almost $13 million in 1996, with $6 million charged against income and $7 million capitalized as part of the cost of related capital projects.

Substantially all of the machinery and equipment at Lake Superior Paper
Industries are under operating leases. The Company has options under these leases to purchase the interests of the owner participants at set prices at various times during the leases and again at the conclusion of the leases for the then fair market value of the equipment. If the Company purchases the interests of the equity participants, the Company would be required to assume related debt secured by the leased equipment. Under the Lake Superior Paper
Industries leases, the Company has options at the end of 1997 to buy out the equity participants for $164 million and assume related debt of $158 million.
The Company expects that adequate financing will be available if these options are exercised.

As discussed in Note 6 of the Notes to Consolidated Financial Statements, the
Company entered into sale and leaseback transactions for two paper machines during 1996. These leases are capital in nature, resulting in lease obligations of $472 million at December 31, 1996. Because deposits of $433 million at December 31, 1996, are believed to be adequate for future lease payments, the Company will not need to generate or borrow significant additional funds to make the required lease payments.

Environmental Matters.

The paper industry is subject to extensive environmental regulations, many of which require significant capital and operational expenditures. The Company recently completed a multiphase chlorine-reduction program involving equipment and process changes at the Kraft Division. This program is designed to ensure compliance with dioxin wastewater permit limitations and with Wisconsin regulations requiring best-available chloroform emission control technology.
Mechanical pulp is bleached using a totally chlorine-free process.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations are expected to have a significant financial impact on the paper industry. The U.S. Environmental Protection Agency (EPA) proposed rules to reduce the discharge of water pollutants and emissions of hazardous air pollutants from the pulp and paper industry. These proposed regulations are commonly referred to as the "Cluster Rule." The Company's review of the most recently proposed Cluster Rule indicates that additional capital expenditures of approximately $25 million for process and equipment changes may be required three years after the Cluster Rule is final. Additional annual operating costs of approximately $9 million also may be required. The
Cluster Rule is subject to further change prior to final promulgation, which is now expected in the spring of 1997.

In March 1995, the EPA issued final water quality guidance for the Great Lakes system. This guidance, known as the Great Lakes Initiative (GLI), establishes a mechanism for dealing with toxic pollutants, which is to be followed by all Great Lakes states, and will be applicable to all of the Company's manufacturing operations. Affected states have until March 1997 to adopt the provisions of the GLI, which has been challenged in court by the paper industry and other impacted parties. Compliance with the GLI may require additional capital expenditures and increased operating costs.

The Company is a potentially responsible party with respect to several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). While CERCLA provided for joint and several liability, remediation costs are generally allocated among waste generators and others involved with the site. The Company has accrued approximately $1 million for its share of estimated cleanup costs at these sites. These accruals are reviewed periodically and adjusted when appropriate.

The state of Wisconsin has undertaken sediment remediation studies on various watershed systems, including the Wisconsin River and the Fox River. Also, the U.S. Department of the Interior has notified several companies of its intent to pursue natural resource damage claims with respect to the Fox River. The
Company's Appleton Division, closed in 1982, was on the Fox River. To date, the Company has not been involved in any discussions concerning the Fox River.
Substantially all of the Company's central Wisconsin manufacturing operations use water from and discharge treated effluent into the Wisconsin River. The
Company does not know whether remedial actions will be undertaken with respect to the Wisconsin River, but expects to be involved in ongoing studies of the Wisconsin River system and in any sediment remediation activities on this system.

The Company is engaged in lagoon closure activities and groundwater studies at its Niagara facility. See Note 1 of the Notes to Consolidated Financial
Statements - Environmental Matters.

Management believes that the resolution of existing environmental matters will not have a material impact on the Company's results of operations.

Forward Looking Statements

Certain statements in Management's Discussion and Analysis and elsewhere in the Company's Annual Report to Shareholders may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: (1) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) variations in demand for the Company's products; (3) changes in the cost or availability of the raw materials used by the Company, particularly market pulp and wood; (4) costs of compliance with new environmental laws and regulations; and (5) decisions by the Company to make a significant acquisition or a significant increase in production capacity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets         Consolidated Papers, Inc. and Subsidiaries


                                                   As of December 31
(Dollars in thousands)                       1996         1995         1994
Current Assets
Cash and cash equivalents            $     12,928   $     5,372   $     8,155
Accounts and notes receivable,
  net of reserves of $5,313 in 1996,
  $4,628 in 1995 and $4,066 in 1994       126,103       140,072        88,462
Inventories
  Finished and partly finished
    products                               55,474        49,651        29,078
  Raw materials                            39,428        47,068        26,380
  Stores supplies                          43,052        35,724        32,555
                                          137,954       132,443        88,013
Prepaid expenses                           46,912        36,930        14,698
  Total Current Assets                    323,897       314,817       199,328
Investments and Other Assets
Investments in affiliates, at cost
  plus equity in undistributed
  earnings                                 34,784        33,800        30,887
Restricted cash related to leases         423,618          -             -
Other assets                               42,553        42,666        29,322
Goodwill                                   59,034        73,401          -
                                          559,989       149,867        60,209
Plant and Equipment
Buildings                                 236,004       207,980       168,952
Machinery and equipment                 1,962,835     1,952,927     1,739,000
                                        2,198,839     2,160,907     1,907,952
  Less: Accumulated depreciation          775,080       830,764       753,263
                                        1,423,759     1,330,143     1,154,689
Land and riparian rights                   11,447        11,106         7,620
Timber and timberlands, net of
  depletion                                25,150        22,890        21,764
Capital additions in process              188,000       104,238        55,901
                                        1,648,356     1,468,377     1,239,974
                                      $ 2,532,242   $ 1,933,061   $ 1,499,511
Current Liabilities
Current maturities of long-term debt  $      -      $    70,000   $    50,000
Accounts payable                           73,147        72,278        47,436
Payroll and employee benefits              49,661        49,426        38,873
Income taxes                                 -           11,420           126
Property taxes                             10,016        11,797         7,421
Other current liabilities                  30,932        26,318        13,094
  Total Current Liabilities               163,756       241,239       156,950
Noncurrent Liabilities and
  Deferred Credits
Long-term debt                            272,467       197,000        68,000
Capital lease obligations                 462,084          -             -
Deferred income taxes                     251,955       221,560       181,778
Postretirement benefits                    98,614        93,702       109,558
Other noncurrent liabilities               13,544        20,763         7,338
                                        1,098,664       533,025       366,674
Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 93,750,000
  shares, par value $1.00 per share;
  issued 44,768,361 shares in 1996,
  44,623,881 shares in 1995 and
  44,199,736 shares in 1994                44,768        44,624        44,200
Capital in excess of par value             80,818        74,325        56,082
Cumulative translation adjustment          (2,290)       (2,369)       (2,113)
Unrealized net loss on investment
  securities                                 -             -           (  879)
Treasury stock, at cost, 39,900 shares
  in 1996 and 38,000 shares in 1995        (2,020)       (2,100)         -

Reinvested earnings                     1,148,546     1,044,317       878,597
  Total Shareholders' Investment        1,269,822     1,158,797       975,887
                                      $ 2,532,242   $ 1,933,061   $ 1,499,511

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


Consolidated Statements of Income   Consolidated Papers, Inc. and Subsidiaries

(Dollars in thousands, except per          For the Years Ended December 31
  share data)                              1996           1995        1994
Net sales                              $ 1,545,091   $ 1,579,061  $ 1,027,551
Cost of goods sold                       1,175,304     1,127,286      827,448
  Gross profit                             369,787       451,775      200,103
Selling, general and administrative
  expenses                                  78,527        67,025       63,479
  Income from operations                   291,260       384,750      136,624
Other Income (Expense)
Interest expense                           (15,298)      (11,711)      (5,244)
Interest income                             10,999         1,947          142
Miscellaneous, net                           2,209         5,759       11,083
  Total                                    ( 2,090)      ( 4,005)       5,981
Income before provision for
  income taxes                             289,170       380,745      142,605
Provision for Income Taxes
Current                                     90,019       108,035       30,654
Deferred                                    19,866        43,480       25,217
  Total                                    109,885       151,515       55,871
Net income                             $   179,285   $   229,230  $    86,734
Net income per share                   $      4.01   $      5.16  $      1.97
Average number of common
  shares outstanding                    44,674,982    44,418,780   44,106,953

Consolidated Statements of Shareholders' Investment

(Dollars in thousands)

                              Capital             Net
                                In       Cumu-  Loss On
                              Excess    lative  Invest-
                                Of      Trans-    ment    Treas-
                     Common     Par     lation   Secur-    ury     Reinvested
                     Stock     Value      Adj.   ities    Stock     Earnings
Balance,
  December 31, 1993  $44,014  $48,770  $(2,047)  $   -   $  -     $   848,311
Net income              -        -        -          -      -          86,734
Cash dividends          -        -        -          -      -         (56,448)
Exercise of stock
  options                186    6,972     -          -      -            -
Tax benefit related
  to stock options      -         340     -          -      -            -
Translation             -        -         (66)      -      -            -
Unrealized net loss
  on investment
  securities            -        -        -       (879)     -            -
Balance,
  December 31, 1994  $44,200  $56,082  $(2,113)  $(879)  $  -     $   878,597
Net income              -        -        -          -      -         229,230
Cash dividends          -        -        -          -      -         (63,510)
Exercise of stock
  options                424   16,213     -          -      -            -
Tax benefit related
  to stock options      -       2,030     -          -      -            -
Translation             -        -      (  256)             -            -
Realized loss
  on investment
  securities            -        -        -        879      -            -
Treasury stock
  purchase              -        -        -          -    (2,100)        -
Balance,
  December 31, 1995  $44,624  $74,325  $(2,369)  $   -   $(2,100) $ 1,044,317
Net income              -        -        -          -      -         179,285
Cash dividends          -        -        -          -      -         (75,056)
Exercise of stock
  options                144    6,248     -          -      -            -
Tax benefit related
  to stock options      -         240     -          -      -            -
Translation             -        -         79        -      -            -
Treasury stock
  purchase              -        -         -         -   (1,687)         -
Issuance of treasury
  stock                 -           5      -         -    1,767          -
Balance,
  December 31, 1996  $44,768  $80,818  $(2,290)  $   -  $(2,020)  $ 1,148,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Papers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31
(Dollars in thousands)                          1996        1995       1994
Cash Flows from Operating Activities:
Net income                                    $ 179,285  $ 229,230   $ 86,734
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and depletion                100,220     88,072     78,563
      Amortization of intangibles                 7,600      4,582       -
      Undepreciated cost of plant and
        equipment retirements                     7,694      3,420      2,457
      Earnings of affiliates                   (  3,341)  (  4,327)  (  3,101)
      Deferred income taxes                      19,866     43,480     25,217
      Noncash litigation settlement                -          -      (  2,500)
      (Increase) decrease in accounts
        receivable                               13,969      6,526   ( 26,189)
      (Increase) decrease in inventories       (  5,511)  ( 18,051)    12,274
      (Increase) decrease in prepaid
        expenses                                  1,135   (  9,314)     1,274
      Increase (decrease) in accounts
        payable                                     869   (  9,674)    15,632
      Increase (decrease) in current
        liabilities, other than current
        maturities of long-term debt
        and accounts payable                   (  8,352)    24,697   (  2,819)
      Increase (decrease) in postretirement
        benefits                                  4,912   ( 31,528)    10,782
      Increase (decrease) in other
        noncurrent liabilities                    3,201         92      3,228
Net Cash Provided by Operating Activities       321,547    327,205    201,552
Cash Flows from Investing Activities:
Capital expenditures                           (287,893)  (158,716)  ( 97,739)
Acquisition, net of cash                           -      (225,276)      -
Proceeds from sale and leaseback                422,398       -          -
Noncurrent investments                         (393,229)      -          -
(Increase) decrease in investments and
  other assets                                    7,605      3,810      4,169
Net Cash (Used in) Investing Activities        (251,119)  (380,182)  ( 93,570)
Cash Flows from Financing Activities:
Cash dividends                                 ( 75,056)  ( 63,510)  ( 56,448)
Proceeds from long-term debt                     23,467     85,000       -
Net borrowings under lines of credit           ( 18,000)    12,137   ( 53,000)
Common stock issued (net)                         6,717     16,567      7,498
Net Cash Provided by (Used in)
  Financing Activities                         ( 62,872)    50,194   (101,950)
Net increase (decrease) in cash and
  cash equivalents                                7,556   (  2,783)     6,032
Cash and cash equivalents - beginning
  of year                                         5,372      8,155      2,123
Cash and Cash Equivalents - end of year        $ 12,928  $   5,372  $   8,155

Cash paid during the year for:
  Interest                                     $ 17,281  $   7,330  $   7,128
  Income taxes                                   93,184    103,234     27,458

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994

 1.	Summary of Accounting Policies.

	Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Investments in companies in which ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method.

	Industry Segment - The Company operates in a single segment, which is paper and paper-related products. The Company grants credit to customers with businesses throughout the United States and Canada. A substantial portion of the Company's accounts receivable is with customers in the media and publishing industries. All receivables arising out of the normal course of business are uncollateralized. Sales to one customer, as a percent of net sales, amounted to 13.0%, 12.4% and 13.6% in 1996, 1995 and 1994, respectively.

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

	Inventories - Inventories accounted for using the last-in, first-out
(LIFO) cost method (approximately 57% in 1996, 56% in 1995 and 60% in
1994) are stated at amounts that do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at December 31, 1996, 1995 and 1994, by $21,335,000, $30,835,000, and
$21,890,000, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies, which are accounted for on a moving average cost basis.

	Goodwill Resulting from Business Acquisitions - Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill resulting from business acquisitions was $4.1 million and $2.5 million in 1996 and 1995, respectively. Subsequent to acquisitions, the Company continues to evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill is not recoverable. Recoverability is determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of those assets.

	Plant and Equipment - Plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Useful lives for financial reporting purposes are 20 years for land improvements, 33 years for buildings and 5 to 20 years for machinery and equipment.

	The Company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
Interest capitalized in 1996, 1995 and 1994 was $7,460,000, $1,153,000,
and $926,000, respectively.

	Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts.

	Start-up Costs - Start-up costs of new capital projects are charged to expense as incurred. There were no start-up costs in 1996, 1995 or 1994.

	Timber and Timberlands - Timber and timberlands are recorded at cost, less amortization for cost of timber harvested. Amortization is computed on the units-of-production method. Timber carrying costs are expensed as incurred.

	Accounts Payable - The Company's banking system provides for the daily replenishment of major bank accounts for check-clearing requirements.
Accordingly, there were negative book cash balances of $12 million, $14 million, and $12 million at December 31, 1996, 1995 and 1994, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the Consolidated Balance Sheets.

	Environmental Matters - The Company has elected early adoption of Statement of Position 96-1, Environmental Remediation Liabilities. The adoption of this statement did not have a material impact on the financial statements. The Company recognizes a liability for environmental remediation costs when it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and are generally recognized no later than completion of a remedial feasibility study. An undiscounted liability of $3.6 million has been recorded for lagoon closure and groundwater remediation projects at one of the Company's recently acquired facilities. The Company expects these projects to be substantially completed within one to two years.

	The Company also accrues discounted amounts for closure and long-term care costs for its landfills over their estimated useful lives. As of December 31, 1996, the Company had accrued $4.4 million of the anticipated $7.0 million for such costs.

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

                                                     For The Years Ended
                                                         December 31
                                                     1995            1994
    (In thousands, except per share data)          Unaudited       Unaudited
      Net sales                                   $ 1,820,659     $ 1,372,642
      Net income                                      244,267          75,621
      Net income per share                               5.50            1.71

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

	Both the bargaining and nonbargaining employees of Niagara of Wisconsin
Paper Corporation were included in Consolidated's pension plans under the terms of the purchase agreement. The amounts below reflect the assumption of these additional liabilities. The employees of Lake
Superior Paper Industries continued under their defined contribution plan, which is not included.

	The Company's net periodic pension cost includes the following components:

     (In thousands)
                                                1996       1995       1994
     Service cost-benefits earned
       during the year                        $ 13,867   $  8,349   $  9,677
     Interest cost on projected benefits        29,730     27,145     23,945
     Actual return on plan assets              (53,260)   (73,448)   ( 7,979)
     Amortization of net asset at transition   ( 2,839)   ( 2,608)   ( 2,839)
     Amortization of unrecognized prior
       service cost                              2,568      2,429      2,191
     Amortization of unrecognized net
       loss or (gain)                               49    ( 1,698)   (   432)
     Deferral of net asset gains or (losses)    19,247     41,666    (22,039)
     Net periodic pension cost                $  9,362   $  1,835   $  2,524

	The funded status of the Company's pension plans as of December 31, 1996, 1995 and 1994, based on October 31, 1996, 1995 and 1994 asset values, is as follows:

     (In thousands)                            1996        1995        1994
     Actuarial present value of
       benefit obligation:
         Vested benefit obligation          $(337,952)  $(346,334)  $(223,675)
         Accumulated benefit obligation     $(369,731)  $(367,140)  $(242,041)
     Projected benefit obligation           $(444,637)  $(437,927)  $(296,581)
     Plan assets at market value              514,314     468,312     414,724
     Plan assets in excess of
       projected benefit obligation            69,677      30,385     118,143
     Unrecognized net asset at transition     (19,866)   ( 22,705)   ( 25,544)
     Unrecognized net gain                    (80,334)   ( 35,652)   (117,117)
     Unrecognized prior service cost           21,640      24,207      23,433

     Prepaid (accrued) pension cost         $  (8,883)  $(  3,765)  $(  1,085)

	The actuarial assumptions used for determining the present value of the projected benefit obligation, as measured on December 31, 1996, 1995 and 1994, are as follows:

                                              1996        1995        1994
       Discount rate                          7.25%       7.00%       8.50%
       Expected long-term rate of
         return on the market
         value of plan assets                 8.50%       8.50%       8.50%
       Future compensation growth rate        5.00%       5.00%       5.00%

	The increase in the discount rate in 1996 resulted in an $11 million decrease in the accumulated benefit obligation. Plan assets are comprised primarily of corporate and U.S. Treasury debt securities and corporate equities.

	Other Postretirement Benefits - The Company provides certain medical, dental and life insurance benefits to qualifying retirees. These benefits are paid from a trust that holds corporate and U.S. Treasury debt securities and corporate equities. In 1995, the Company amended the trust to restrict the trust's assets to the payment of postretirement benefits. This amendment allowed the Company to reflect these assets as plan assets in the following tables and net them against the long-term liability on the balance sheet. Prior to 1995, these assets were reflected as other long-term assets.

	The postretirement benefits for both active and retired employees of Niagara of Wisconsin Paper Corporation and Lake Superior Paper Industries were continued after the acquisitions. The amounts below reflect the assumption of these additional liabilities and costs from July 1, 1995.
Postretirement benefit cost for 1996, 1995 and 1994 includes the following components:

     (In thousands)                          1996        1995       1994
     Service cost-benefits earned
       during the year                     $  4,194    $ 2,323    $  3,945
     Interest cost on accumulated
       postretirement benefit obligation     10,636      8,631       9,067
     Actual return on plan assets            (4,550)    (2,387)       -
     Net amortization and deferral            1,724     (1,597)        (92)
       Total postretirement benefit cost   $ 12,004   $  6,970    $ 12,920

	The plan's funded status at December 31, 1996, 1995 and 1994, is as follows:

     (In thousands)                          1996        1995        1994
   Actuarial present value of benefit
   obligation:
     Retirees                              $( 76,242)  $( 71,278)  $( 44,541)
     Fully eligible active participants     ( 28,197)   ( 27,227)   ( 15,765)
     Other active participants              ( 53,266)   ( 51,400)   ( 43,625)
     Accumulated postretirement
       benefit obligation                  $(157,705)  $(149,905)  $(103,931)
    Plan assets at market value               39,463      33,141        -
    Accumulated postretirement benefit
      obligation in excess of
      plan assets                          $(118,242)  $(116,764)  $(103,931)
    Unrecognized net (gain) or loss           28,509      31,530    (  3,120)
    Unrecognized prior service cost          (19,445)   ( 20,839)   ( 13,331)
    Accrued postretirement benefit cost    $(109,178)  $(106,073)  $(120,382)

	The actuarial assumptions used for determining the accumulated post-retirement benefit obligations as measured on December 31, 1996, 1995 and 1994, are as follows:

                                                   1996      1995      1994
    Discount rate                                  7.25%     7.00%     8.50%
    Expected long-term rate of return
      on the market value of plan asset            8.50%     8.50%      -
    Health care cost trend rates:
      - Existing retirees through 2001             8.00%     8.00%     8.00%
                            thereafter             5.00%     5.00%     5.50%
      - Future retirees through 2001               5.25%     5.25%     5.25%
                          thereafter               4.00%     4.50%     4.50%

	The increase in the discount rate in 1996 resulted in a $5 million decrease in the accumulated benefit obligation. A one-percentage-point increase in the assumed postretirement benefit cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $20.4 million, and the total of the service and interest cost components of postretirement benefit cost for the year then ended by approximately $2.5 million.

 4.	Shareholders' Investment.  In April 1989, the shareholders approved a
Stock Option Plan providing for granting of options to directors, officers and all other nonunion employees.  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with FASB Statement No. 123, earnings per share would have been reduced by $.02 and $.01 for the years ended December 31,
1996, and 1995, respectively.  Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1,
1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	The plan reserved 2.5 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant.

	Of the 1,165,552 options outstanding at December 31, 1996, 483,288 have exercise prices between $35.13 and $39.50, with a weighted average exercise price of $38.58 and a weighted average remaining contractual life of 7.59 years. Of these options, 452,299 are exercisable with a weighted average exercise price of $35.92. The remaining 682,264 options have exercise prices between $39.75 and $55.31, with a weighted average exercise price of $45.41 and a weighted average remaining contractual life of 8.79 years. 373,190 of these options are exercisable with a weighted average exercise price of $41.30.

	There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the board of directors. As of December 31, 1996, none of the shares had been issued.

	An analysis of the Stock Option Plan at December 31, 1996, 1995 and 1994 follows:


                          Weighted              Weighted             Weighted
                           Average               Average              Average
                  1996    Exercise     1995     Exercise     1994    Exercise
                 Shares     Price     Shares      Price     Shares     Price
Outstanding at
  beginning of
  year          1,039,278   $ 39     1,214,446    $ 37    1,225,686    $ 37
Granted           208,700     53       183,579      46      121,000      40
Exercised         (75,084)    37      (348,780)     37     (125,316)     37
Expired or
  canceled        ( 7,342)    47      (  9,967)     42     (  6,924)     37
Outstanding at
  end of year   1,165,552     42     1,039,278      39    1,214,446      37
Exercisable at
  end of year     825,489     38       811,287      38    1,116,446      37

Weighted
  average fair
  value of
  options
  granted         $ 11.91              $ 17.10


 5.	Long-term Debt and Lines of Credit.  A summary of long-term debt as of
December 31 is as follows:

     (In thousands)                            1996        1995       1994

     Term loan from a financial
     institution, unsecured,
     with interest at 6.95%,
     due June 30, 2000                       $ 30,000    $  30,000  $    -

     Term loan from a financial
     institution, unsecured
     with interest at 7.25%,
     due June 30, 2005                         55,000       55,000       -

     Term loan from a financial
     institution, secured by equipment,
     with interest at 9.94%, due
     March 8, 2005                             23,467         -          -

     Line of credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 5.96%, 5.96% and 5.99%,
     respectively                              164,000     182,000    118,000
                                               272,467     267,000    118,000
     Less - current maturities                    -         70,000     50,000
     Total long-term debt                    $ 272,467   $ 197,000  $  68,000

	The Company has $495 million in unsecured lines of credit with eight financial institutions. There are commitment fees on $250 million of these lines. Amounts due under these lines of credit have been classified as long-term debt because the Company has the intent and the unused facilities to refinance the loans on a long-term basis.

	The debt agreements contain restrictions on net worth and other matters.

	As of December 31, 1996, the portion of debt expected to be repaid in the subsequent years is as follows:

                           1997            $    -
                           1998            $    -
                           1999            $ 136,000
                           2000            $ 136,467

6.	Leases. The Company sold certain assets for $253 million and $169 million in May 1996 and September 1996, respectively. The assets were leased back from the purchaser over a period of 15 years. Under the agreements, the
Company will maintain deposits, initially in the amount of $393 million, which together with interest earned are expected to be sufficient to fund the Company's lease obligations including the repurchase of the assets.
These lease agreements contain restrictions on net worth and other matters.

	These transactions are being accounted for as financing arrangements and the resulting gains are amortized over a 15-year period. At December 31, 1996, the Company recorded assets for the deposits from the sale proceeds of $433 million and liabilities for the lease obligations of $472 million. $10 million of both the deposits and lease obligations are recorded as current. The net amount of capital lease assets at December
31, 1996, is $305 million.

	The Company leases substantially all its production equipment at one of its locations acquired on July 1, 1995, under 25-year operating leases expiring in 2012. Rent expense for 1996 and 1995 (six months) was $29,842,000 and $14,921,000, respectively. The leases also require the Company to pay customary operating and repair expenses, and to observe certain operating restrictions and covenants. The leases contain renewal options at fair market value upon lease termination and purchase options at amounts approximating fair market value in 1997 and at lease termination. Subsequent to the midterm buyout option effective January
1, 1998, the Company will indemnify the lessors against future possible loss of income tax attributes and credits related to the leases. Taxing authority challenges to the lessors' characterization of certain items relating to the leased assets could result in the Company incurring additional lease costs, which would be charged to lease expense over the remaining term of the lease.

	The Company also leases certain manufacturing facilities, office space, and machinery and equipment under various operating lease agreements, which have remaining lease terms of four to ten years at another location also acquired as of July 1, 1995.

	Rent expense under all operating leases was approximately $35.3 million for 1996 and $20.3 million for 1995, of which $19.7 million is six months of rent for acquired businesses. Rent expense in 1994 was not material.

	Future scheduled minimum lease payments under capital and noncancelable operating leases as of December 31, 1996, are as follows:

    (In thousands)                       Operating Leases     Capital Leases
       1997                                 $  45,052           $    18,059
       1998                                    42,117                24,977
       1999                                    38,157                26,242
       2000                                    36,234                27,570
       2001                                    36,209                28,966
       Later years                            272,090               941,912
     Total minimum lease payments           $ 469,859             1,067,726

     Imputed interest                                             ( 596,056)
     Present value of capitalized lease payments                    471,670
     Less current portion
       (included in other current liabilities)                        9,586
     Long-term capitalized lease obligations                     $  462,084

 7.	Fair Values of Financial Instruments.  The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows:


                                        1996                    1995
                                Carrying     Fair       Carrying     Fair
    (In thousands)               Amount      Value       Amount      Value
Cash and cash equivalents      $  12,928   $  12,928   $   5,372   $   5,372
Restricted cash related
  to leases                      423,618     423,618        -           -
Long-term debt, including
  current maturities             272,467     275,222     267,000     271,136
Capital lease obligations        462,084     462,084        -           -

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

  Cash and cash equivalents - The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.
  Long-term debt - The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt of the same remaining maturities.
  Capital leases - The carrying amount reported in the balance sheets for capital leases approximates fair value.

 8.	Income Taxes.

	The provision for income taxes includes the following components:

    (In thousands)                    1996         1995          1994
     Current:
       Federal                     $  76,312     $  83,472      $ 28,240
       State                          13,707        24,563         2,414
         Total current                90,019       108,035        30,654

     Deferred:
       Federal                        17,408        43,217        22,284
       State                           2,458           263         2,933
         Total deferred               19,866        43,480        25,217

     Total provision               $ 109,885     $ 151,515      $ 55,871

	The following summarizes the major differences between the U.S. statutory tax rates and the Company's effective tax rates:

                                      1996         1995           1994
     Statutory federal tax rates      35.0%        35.0%          35.0%
     State income taxes                4.0          4.9            3.2
     Other items                      (1.0)         (.1)           1.0

     Effective tax rates              38.0%        39.8%          39.2%

	Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In thousands)                            1996        1995        1994
       Current deferred taxes:
         Postretirement benefits            $   4,184   $   2,050   $   5,652
         Employee benefits                       -           -       (  2,121)
         Other                                  8,482       7,417       3,409
           Total current deferred taxes        12,666       9,467       6,940
       Noncurrent deferred taxes:
         Plant and equipment                 (304,072)   (268,502)   (245,911)
         Postretirement benefits               39,051      33,350      48,417
         AMT credit                              -          4,728      31,887
         Employee benefits                       -           -       ( 16,370)
         Other                                 13,066       8,864         199
       Total noncurrent deferred taxes       (251,955)   (221,560)   (181,778)

     Total deferred taxes                   $(239,289)  $(212,093)  $(174,838)

9.	Research & Development.  Research and development expenses in 1996, 1995 and 1994 were approximately $6.5 million, $5.8 million, and $5.9 million, respectively.

10.	Other Commitments. Under an agreement assumed as part of the acquisition, the Company has agreed to purchase paper mill process steam from the City of Duluth Steam District No. 2 Cooperative Association at a unit cost to be determined based upon operating, maintenance and capital costs of the steam plant.  In addition, the Company pays an amount equal to the principal and interest requirements on $10,581,000 of outstanding Steam
Utility Revenue Bonds as of December 31, 1996, which mature at various times through April 1, 2002, and certain other costs, principally capital expenditures.  The Company paid $2,778,000 in 1996 and $1,389,000 for the six months ended December 31, 1995, to service these bonds.  Annual payments for the principal and interest portion of these bonds are expected to be $2,778,000 in 1997 through 2000, with aggregate payments of $3,473,000 for the years thereafter.

	As of December 31, 1996, the Company had capital expenditure commitments outstanding of approximately $122 million.

11.	Litigation Settlement.  During 1994, the Company settled a patent infringement suit resulting in an increase in other income of
$5.5 million, $3.3 million after tax, or $.08 per share.


QUARTERLY FINANCIAL DATA (UNAUDITED)


The following is a summary of selected quarterly financial data for 1996 and 1995:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1996
Net sales              $ 424,139  $ 376,085  $ 380,833  $ 364,034  $ 1,545,091
Gross profit             105,857    102,630     84,860     76,440      369,787
Net income                52,735     49,062     40,268     37,220      179,285
Net income per share        1.18       1.10        .90        .83         4.01

1995
Net sales              $ 308,904  $ 336,646  $ 480,861  $ 452,650  $ 1,579,061
Gross profit              81,471     96,777    130,676    142,851      451,775
Net income                40,605     48,562     66,993     73,070      229,230
Net income per share         .92       1.09       1.51       1.64         5.16



Net income per share is based upon the weighted average number of shares outstanding during the period.

1996 amounts reflect a lower 1996 tax rate, resulting in a benefit of 12 cents per share, all recorded in the fourth quarter.

1995 amounts reflect aquisition, effective July 1, 1995, of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Superior
Recycled Fiber Industries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of Consolidated Papers, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1996, 1995 and 1994, and the related consolidated statements of income, shareholders' investment and cash flows (see Pages 12, 13, 14, and 15) for each of the years in the three-year period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1996, 1995 and
1994, and the results of its operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



Milwaukee, Wisconsin,
January 16, 1997.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen LLP) on accounting and financial disclosure.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held April 28, 1997 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.

Item 11.  EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 28, 1997 and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 28, 1997 and is incorporated herein by reference.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K Annual
     Report:

     1.  Financial Statements.

         Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

            Consolidated Balance Sheets As Of December 31, 1994, 1995 and
            1996.

            Consolidated Statements of Income for the Years Ended December 31,
            1994, 1995 and 1996.

            Consolidated Statements of Shareholders' Investment for the Years
            Ended December 31, 1994, 1995 and 1996.

            Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1994, 1995 and 1996.

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

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration
Statement File No. 33-28786, Registration Statement File No. 33-37838,
Registration Statement File No. 33-60263, Registration Statement File No. 33-
64393, and Registration Statement File No. 33-60263.


                                                        /s/ARTHUR ANDERSEN LLP
                                                           ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 20, 1997.

(b)  The following exhibits are filed as a part of this Form 10-K Annual
     Report:

      3.a.  Restated Articles of Incorporation of Consolidated Papers, Inc.
            (Filed as Exhibit (3)(i) to Form 10-Q for the quarter ended
            March 31, 1996 and incorporated herein by reference.)

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

     10.h.  1995 Compensation Award Program description.  (Filed as Exhibit
            10.h. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.)

     10.i. 1996 Compensation Award Program description. (Filed electroni-cally herewith.)

     21.    Subsidiaries of the Registrant.  (Filed electronically herewith.)

     27.    Financial Data Schedule.  (Filed electronically herewith.)

     99.    Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
            Investment Plan for the year ended December 31, 1996 (to be filed within 180 days after the Plan's year-end).

     Exhibits 2, 4, 11, 12, 13, 16, 18, 22, 23, and 24 are omitted as not applicable or not required under rules of Regulation S-K.

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

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/Gorton M. Evans                                    March 20, 1997
Gorton M. Evans, President and                                  Date
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/George W. Mead                                     Date  March 20, 1997
George W. Mead, Chairman of the Board,
and Director

/s/Gorton M. Evans                                    Date  March 20, 1997
Gorton M. Evans, President and
Chief Executive Officer, and Director

/s/Richard J. Kenney                                  Date  March 20, 1997
Richard J. Kenney, Vice President, Finance
(Principal Financial Officer)

/s/James E. Shewchuk                                  Date  March 20, 1997
James E. Shewchuk, Controller

/s/Ruth Baldwin Barker                                Date  March 20, 1997
Ruth Baldwin Barker, Director

/s/Patrick F. Brennan                                 Date  March 20, 1997
Patrick F. Brennan, Director

/s/Wiley N. Caldwell                                  Date  March 20, 1997
Wiley N. Caldwell, Director

                                                      Date
James D. Ericson, Director

/s/Sally M. Hands                                     Date  March 20, 1997
Sally M. Hands, Director

/s/J. Joseph King                                     Date  March 20, 1997
J. Joseph King, Director

/s/Bernard S. Kubale                                  Date  March 20, 1997
Bernard S. Kubale, Director

/s/D. Richard Mead, Jr.                               Date  March 20, 1997
D. Richard Mead, Jr., Director

/s/Gilbert D. Mead                                    Date  March 20, 1997
Gilbert D. Mead, Director

/s/Lawrence R. Nash                                   Date  March 20, 1997
Lawrence R. Nash, Director

                                                      Date
Glenn N. Rupp, Director

/s/John S. Shiely                                     Date  March 20, 1997
John S. Shiely, Director



Schedule II - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                  Charges
                                                    For
                                                  Purposes
                                                  For Which
                                      Additions    Reserve
                          Beginning    Charged       Was       Ending
                           Balance    To Income    Created     Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1996        $ 4,628     $   861     $   176     $ 5,313

               1995        $ 4,066     $ 1,625     $ 1,063     $ 4,628

               1994        $ 3,558     $   535     $    27     $ 4,066

EXHIBIT 10.i. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1996

April 4, 1996

Since the Compensation Award Program (CAP) began in 1992, it has proven to be very successful. We have worked together to generate savings of over $28 million, and management employees have received $4 million in CAP awards.

As a result of the continued success of this program, I am pleased to announce an improvement to the program for 1996. The maximum possible award has increased 50% from 2% of normal earnings to 3% of normal earnings. This additional CAP potential will allow you to have a larger award as even greater
CAP savings are realized.

Another change in the program is that the minimum level of CAP savings required for an award has been increased from $4 million to $5 million. This is a result of including Niagara of Wisconsin in the CAP program.

Specific details for 1996 are attached, and I am sure you will agree that the changes are exciting.

I look forward to working with you in order to achieve an even greater level of success with CAP.




/s/ Patrick F. Brennan

                       1996 COMPENSATION AWARD PROGRAM

                                 Eligibility

You will be eligible for a CAP award in 1996 based upon the following conditions:

1.	You must be a management employee from January 1, 1996 through
	December 31, 1996.
2.	You must be eligible to participate in TIP.
3.	You must receive a merit increase during 1996.
4.	Consolidated must achieve a minimum of $5 million in net costs improvements as outlined below.
5.	If you are employed in an operating division, the division must have favorable results for the sum of controllable cost improvements and inventory changes.
6.	If you are employed in a staff department, you must have a CAP goal and make significant progress toward meeting that goal.  This goal can be either an individual goal or a team goal.  Staff Budget Managers will be asked to approve each eligible employee in their department for a CAP award based upon their achievement toward their individual or team CAP goal.

                                    Targets

The 1996 Compensation Award Program will once again be measured primarily on controllable costs and inventory changes. The calculations will be based on the following:

a.	Controllable Costs - The total of controllable manufacturing cost improvements over the 1996 Profit Plan; plus,

b.	Inventory Changes - As of December 31, 1995, the measurable inventory
(excluding finished goods) was $88.8 million.  Our goal is to reduce this average inventory.  The estimated cost of carrying inventory is 20%, therefore, any reduction or increase in this average inventory will receive a 20% credit or charge to the CAP goal.  For example, if the average inventory decreases $5 million, 20% of that or $1 million, will be credited to the CAP goal.  Similarly, if the average inventory increases $5 million, there will be an unfavorable charge of $1 million to the CAP goal.

If the sum of the net cost improvements in controllable costs and 20% of net inventory change is at least $5 million in 1996, we will achieve the minimum goal required for a CAP award. If greater savings are achieved, employees will be eligible for a larger CAP award. The maximum CAP award will be made if savings of $15 million are achieved.

Corporate staff departments are expected to support the operating divisions in reaching their goals. In addition, each staff department is to develop its specific CAP goals. Each employee is required to have one or more individual
CAP goals which they will be evaluated against. If it is more appropriate, they may also participate as a team member working toward a CAP goal.

Staff departments should focus on such items as improving the quality of services provided, reducing costs, improving systems, eliminating unnecessary or inefficient procedures/programs. By focusing on eliminating inefficiencies, redundancies, duplications, etc. we can reduce costs and impact earnings. (See number 6 above.)

                                    Award

If the minimum target is achieved, the CAP award will once again be a contribution of Company stock into your Tax-Saver & Investment Plan (TIP) account. If you do not have a TIP account, one will be established for you with this Company contribution. This method of payment has many advantages to employees.

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

                    Target                    CAP Award1
                  $5 million        1.00% of 1996 normal earnings2
                  $6 million        1.20% of 1996 normal earnings2
                  $7 million        1.40% of 1996 normal earnings2
                  $8 million        1.60% of 1996 normal earnings2
                  $9 million        1.80% of 1996 normal earnings2
                 $10 million        2.00% of 1996 normal earnings2
                 $11 million        2.20% of 1996 normal earnings2
                 $12 million        2.40% of 1996 normal earnings2
                 $13 million        2.60% of 1996 normal earnings2
                 $14 million        2.80% of 1996 normal earnings2
                 $15 million        3.00% of 1996 normal earnings2

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

Staff departments will develop specific goals that are tangible and measurable which can help to improve our bottom line.

Staff departments goals for 1996 should be submitted to Mr. Brennan by April 30th. Status reports must then be submitted to the staff quality council at the end of each subsequent quarter.

If you have any questions on the above, see your manager or call Chuck Bigelow at 3765.


1Consolidated Papers, Inc. common stock equivalent to the value as noted.
2This will exclude certain payments (special project pay, vacation taken as cash, etc.)

EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1996

                         SUBSIDIARIES OF THE REGISTRANT


Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated percents of their voting securities:

 Percent
 Voting
Securities
 Owned By                                                       State Or
Consolidated                                                   Province Of
Papers, Inc.           Subsidiary                             Incorporation
    100%     Consolidated Water Power Company              Wisconsin
    100%     Newaygo Forest Products Limited               Ontario
    100%     Consolidated Papers Foreign Sales
               Corporation                                 U.S. Virgin Islands
    100%     Niagara of Wisconsin Paper Corporation        Wisconsin
    100%     LSPI Duluth Corp.                             Minnesota
    100%     LSPI Paper Corporation                        Minnesota
    100%     LSPI Fiber Co.                                Minnesota
    100%     Superior Recycled Fiber Corporation           Minnesota
    100%     Consolidated Papers International
               Leasing, L.L.C.                             Delaware
    100%     CONDEPCO, Inc.                                Delaware
