Form 10-Q
period 1997-03-31
CONSOLIDATED PAPERS INC
filed 1997-05-13
CIK 23752

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 1997

Commission file number   0-1051


                          CONSOLIDATED PAPERS, INC.
           (Exact name of registrant as specified in its charter)



              Wisconsin                                    39-0223100
    State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)



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

             Common stock par value $1.00 outstanding April 26, 1997

                                44,800,369 shares

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                      As Of
                                       March 31     March 31
                                         1997         1996      December 31
                                      (Unaudited)  (Unaudited)     1996

                                    ASSETS
Current Assets
  Cash and cash equivalents           $    22,431   $     4,117    $   12,928
  Receivables (net of reserves of
    $5,546 as of March 31, 1997,
    $4,855 as of March 31, 1996,
    and $5,313 as of December 31,
    1996)                                 120,605       132,588       126,103
  Inventories
    Finished stock                         49,056        31,263        48,375
    Unfinished stock                        6,246         6,359         7,099
    Raw materials and supplies             88,505        78,724        82,480
      Total inventories                   143,807       116,346       137,954
  Prepaid expenses                         32,113        27,467        46,912
    Total current assets                  318,956       280,518       323,897

Investments and other assets               77,525        75,967        77,337
Restricted cash related to leases         412,375          -          423,618
Goodwill                                   57,941        72,136        59,034
Plant and Equipment
  Buildings, machinery and equipment    2,206,433     2,169,087     2,198,839
    Less:  Accumulated depreciation       802,450       856,535       775,080
                                        1,403,983     1,312,552     1,423,759
Land and timberlands                       36,927        34,093        36,597
Capital additions in process              229,902       151,300       188,000
  Total plant and equipment             1,670,812     1,497,945     1,648,356
                                      $ 2,537,609   $ 1,926,566   $ 2,532,242


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Current maturities of
    long-term debt                    $      -      $    70,000   $      -
  Accounts payable                         71,322        68,748        73,147
  Other                                   102,223       113,303        90,609
    Total current liabilities             173,545       252,051       163,756

Long-term debt                            267,553       132,000       272,467
Capital lease obligations                 442,507          -          462,084
Deferred income taxes                     256,104       228,987       251,955
Postretirement benefits                   101,068        96,583        98,614
Other noncurrent liabilities               15,137        20,994        13,544

Shareholders' Investment
  Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
  Common stock:  shares issued,
    44,817,098 as of March 31, 1997,
    44,659,847 as of March 31, 1996
    and 44,768,361 as of December 31,
    1996                                   44,817        44,660        44,768
  Capital in excess of par value           82,821        75,745        80,818
  Cumulative translation adjustment        (2,507)       (2,375)       (2,290)
Treasury stock, at cost, 25,608
    shares as of March 31, 1997,
    6,800 shares as of March 31, 1996,
    and 39,900 shares as of
    December 31, 1996                      (1,250)       (  384)       (2,020)
  Reinvested earnings                   1,157,814     1,078,305     1,148,546
    Total shareholders' investment      1,281,695     1,195,951     1,269,822

                                      $ 2,537,609   $ 1,926,566   $ 2,532,242

                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                                   Three Months Ended
                                           March 31                December 31
                                     1997             1996            1996
Net sales                         $   379,841      $   424,139     $   364,034
Cost of goods sold                    315,396          318,282         287,594
  Gross profit                         64,445          105,857          76,440
Selling, general
  and administrative expenses          19,119           17,739          22,606
Income from operations                 45,326           88,118          53,834
Interest expense                       (7,828)          (2,480)         (6,059)
Interest income                         6,150              110           5,722
Miscellaneous, net                      1,604            1,584          (  546)
  Total other income
    (expense), net                     (   74)          (  786)         (  883)
Income before provision for
  income taxes                         45,252           87,332          52,951
Provision for income taxes             17,196           34,597          15,731

Net income                        $    28,056      $    52,735     $    37,220

Net income per share              $      0.63      $      1.18     $      0.83
Average number of
  common shares outstanding        44,750,789       44,620,673      44,714,664


                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)


                                                   Three Months Ended
                                           March 31                December 31
                                     1997            1996             1996
Balance beginning of period       $ 1,148,546    $ 1,044,317       $ 1,130,104
Add:  Net income                       28,056         52,735            37,220
Deduct:  Cash dividends               (18,788)       (18,747)          (18,778)

Balance end of period             $ 1,157,814    $ 1,078,305       $ 1,148,546


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DOLLARS IN THOUSANDS - UNAUDITED)

                                                    Three Months Ended
                                                         March 31
                                                    1997           1996
Cash Flows from Operating Activities:
  Net income                                      $  28,056      $ 52,735
  Depreciation and depletion                         28,904        26,840
  Amortization of intangibles                         1,485         2,302
  Deferred income taxes                               4,149         7,427
  Earnings of affiliates                            (   868)      ( 1,084)
  (Increase) decrease in current assets,
     other than cash and cash equivalents            14,444        33,044
  Increase (decrease) in current
    liabilities other than current
    maturities of long-term debt                      9,789        10,812
  Increase (decrease) in postretirement
    benefits                                          2,454         2,881
  Increase (decrease) in other noncurrent
    liabilities                                       1,593           231
Net cash provided by operating activities            90,006       135,188

Cash Flows from Investing Activities:
  Capital expenditures                              (51,360)      (56,408)
  Other                                             ( 8,263)          540
Net cash (used in) investing activities             (59,623)      (55,868)

Cash Flows From Financing Activities:
  Cash dividends                                    (18,788)      (18,747)
  Increase (decrease) in long-term debt             ( 4,914)      (65,000)
  Other                                               2,822         3,172
Net cash (used in) financing activities             (20,880)      (80,575)

Net increase (decrease) in cash and cash
  equivalents                                         9,503       ( 1,255)
Cash and cash equivalents-beginning of period        12,928         5,372
  Cash and cash equivalents-end of period         $  22,431      $  4,117

Cash paid during the year for:
  Interest                                        $   6,041      $  5,247
  Income taxes                                        1,445         9,815


Notes to Financial Statements:

1.	Reference is made to the Notes to Financial Statements that appear in the
1996 Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.

2.	The Financial Accounting Standards Board has issued Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings per Share."  This statement is effective for fiscal years ending after December 15, 1997 and, when adopted, will require restatement of prior years' earnings per share.  If adopted in the first quarter, 1997, the company's reported earnings per share of 63 cents would have been unchanged and diluted earnings per share would have been 62 cents.

                                  * * * * *

The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1997, the ratio of current assets to current liabilities was 1.8:1 compared with 2.0:1 at December 31, 1996. During the first quarter, working capital decreased by $15 million. Cash and cash equivalents increased by $10 million and receivables decreased by $6 million. Inventories decreased by $6 million. Prepaid expenses decreased by $15 million, primarily due to lower prepaid taxes at March 31, 1997. Accounts payable and other current liabilities increased by $10 million due primarily to an increase in income taxes and payroll taxes payable at March 31, 1997 compared with December 31, 1996.

The company's debt paydown was $5 million during the quarter. The resulting balance sheet long-term funded debt to capital ratio on March 31, 1997 was 17% compared to 18% on December 31, 1996 and 10% on March 31, 1996.

The company also has operating leases for machinery and equipment which commit the company to annual lease payments of approximately $30 million. Additional detail regarding the operating leases is included in footnote 6 of the Notes to Consolidated Financial Statements in the company's 1996 Annual Report.

Capital expenditures totaled $51 million compared with $56 million during the same period in 1996. The major first quarter 1997 expenditures included $20 million for a new $166 million coated specialty paper machine at Stevens Point
Division, $3 million for a $14 million winder project at Biron Division, $3 million for a $12 million fiber handling system at Niagara Division and $2 million for a $23 million supercalender addition at Niagara Division. The company expects to spend a total of $200 million during 1997 for capital additions including approximately $30 million to complete the new No. 35 paper machine at Stevens Point Division.


OPERATING RESULTS
FIRST QUARTER, 1997-1996 COMPARISON

Net sales for the first quarter were $380 million, a decrease of 10% compared with the first quarter of 1996. Shipments during the quarter were 430,000 tons compared with 386,000 tons for the same period in 1996. Increased shipments were more than offset by depressed selling prices compared to the same quarter of 1996.

Net income for the first quarter 1997 was $28 million, a decrease of 47% compared to $53 million for the same period in 1996. The decrease is primarily due to the depressed selling prices.

The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine which remained in standby condition, operated at 100% of capacity compared to 86% during the first quarter of 1996. The lightweight coated groundwood mills, Biron, Wisconsin River and Niagara Divisions, operated at 91% of capacity compared to 84% in the same period of 1996. The two smallest groundwood-free coated paper machines, Nos. 41 and 61, were idle during the first quarter of 1997. No. 41 paper machine resumed operations on April 16, 1997. During the first quarter, 1996, the largest lightweight coated groundwood paper machine was offline 18 days for a quality-related rebuild. During the first quarter of 1997, the coated specialty paper division (Stevens Point) operated at 100% of capacity compared to 97% in 1996, and the supercalendered paper division, Lake Superior Paper Industries, operated at 96% of capacity compared with 92% for the comparable period in 1996. Shipments of corrugated products and paperboard products both increased compared with the first quarter of 1996.

Gross profit margin as a percent of net sales decreased to 17.0% from 25.0% in the first quarter 1997 compared to 1996. Increased volume and productivity were more than offset by lower selling prices, resulting in the decrease in gross profit margin. One-time expenses associated with the start-up on March 21, 1997 of the new No. 35 specialty paper machine at Stevens Point division were $2 million for the quarter.

Selling, general, and administrative expenses held steady when compared with last year's first quarter.

Other income (expense) also held steady during the quarter as compared with first quarter 1996.

The effective tax rate was 38.0% in 1997 compared with 39.7% for the first quarter 1996.


                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 28, 1997. At the meeting, the shareholders elected fourteen directors to hold office until the next annual meeting of shareholders. Total shares represented in person or by proxy were 39,769,081, which was 88.81 percent of the 44,779,946 shares outstanding. The shares represented at the meeting were voted as follows:

Election of directors.

                                                Shares Voted

                         For
                           R.B. Barker           39,608,413
                           P.F. Brennan          39,612,900
                           W.N. Caldwell         39,608,420
                           J.D. Ericson          39,607,898
                           G.M. Evans            39,611,936
                           S.M. Hands            39,610,482
                           J.J. King             39,604,175
                           B.S. Kubale           39,611,632
                           D.R. Mead, Jr.        39,605,457
                           G.W. Mead             39,612,775
                           G.D. Mead             39,612,673
                           L.R. Nash             39,608,339
                           G.N. Rupp             39,611,672
                           J.S. Shiely           39,606,235

                         Withheld authority
                           for all directors        156,181

                         Withheld authority
                           on some directors          8,725

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)    Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended
     March 31, 1997.

Items 1, 2, 3, and 5 are not applicable and have been omitted.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     May 13, 1997

    /s/ Richard J. Kenney
By: Richard J. Kenney, Vice President, Finance
    Principal Financial Officer

Date     May 13, 1997

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary

