Form 10-Q
period 1997-06-30
CONSOLIDATED PAPERS INC
filed 1997-08-12
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997

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

            Common stock par value $1.00 outstanding July 31, 1997

                               44,897,490 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                        As Of
                                       June 30        June 30
                                         1997           1996       December 31
                                     (Unaudited)    (Unaudited)       1996

                                   ASSETS
Cash & cash equivalents            $    16,638    $    13,709    $    12,928
  Receivables (net of reserves of
    $5,767 as of June 30, 1997,
    $5,063 as of June 30, 1996,
    and $5,313 as of December 31,
    1996)                                130,709        140,311        126,103
  Inventories
    Finished stock                        49,425         37,711         48,375
    Unfinished stock                       9,133          5,086          7,099
    Raw materials and supplies            88,469         73,241         82,480
      Total inventories                  147,027        116,038        137,954
  Prepaid expenses                        40,647         32,834         46,912
    Total current assets                 335,021        302,892        323,897
Investments and other assets              75,336         74,520         77,337
Restricted cash related to leases        423,474        220,631        423,618
Goodwill                                  56,847         61,220         59,034

Plant and Equipment

Buildings, machinery and equipment     2,313,866      2,138,254      2,198,839
  Less:  Accumulated depreciation        828,288        815,201        775,080
                                       1,485,578      1,323,053      1,423,759
Land and timberlands                      37,185         34,342         36,597
Capital additions in process             164,885        187,666        188,000
  Total plant and equipment            1,687,648      1,545,061      1,648,356
                                     $ 2,578,326    $ 2,204,324    $ 2,532,242

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Current maturities of
    long-term debt                   $      -       $    70,000    $      -
  Accounts payable                        77,561         70,418         73,147
  Other                                  101,474        105,802         90,609
    Total current liabilities            179,035        246,220        163,756
Long-term debt                           270,553        117,000        272,467
Capital lease obligations                453,266        249,522        462,084
Deferred income taxes                    260,383        242,164        251,955
Postretirement benefits                  103,475         99,444         98,614
Other noncurrent liabilities              15,078         23,115         13,544

Shareholders' Investment
  Preferred stock, authorized and
    unissued 15,000,000 shares              -              -              -
  Common stock, shares issued
    44,886,691 as of June 30,
    1997, 44,698,917 as of
    June 30, 1996 and 44,768,361
    as of December 31, 1996               44,887         44,699         44,768
  Capital in excess of par value          85,604         77,507         80,818
  Cumulative translation adjustment       (2,113)        (3,622)        (2,290)
  Treasury stock, at cost, 24,408
    shares as of June 30, 1997,
    5,900 shares as of June 30,
    1996, and 39,900 shares as of
    December 31, 1996                     (1,190)        (  334)        (2,020)
  Reinvested earnings                  1,169,348      1,108,609      1,148,546
    Total shareholders' investment     1,296,536      1,226,859      1,269,822

                                     $ 2,578,326    $ 2,204,324    $ 2,532,242


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                Three Months Ended          Six Months Ended
                             June 30          March 31          June 30
                        1997        1996        1997        1997        1996
Net sales            $   392,975  $ 376,085  $   379,841 $   772,816 $ 800,224
Cost of goods sold       322,227    273,455      315,396     637,623   591,737
  Gross profit            70,748    102,630       64,445     135,193   208,487
Selling, general
  and administrative
  expenses                20,700     19,544       19,119      39,819    37,283
Income from
  operations              50,048     83,086       45,326      95,374   171,204
Interest expense          (8,934)    (3,555)      (7,828)    (16,762)   (6,035)
Interest income            6,325      1,787        6,150      12,475     1,897
Miscellaneous, net         1,555        620        1,604       3,159     2,204
  Total other income
    (expense), net        (1,054)    (1,148)         (74)     (1,128)   (1,934)
Income before
  provision for
  income taxes            48,994     81,938       45,252      94,246   169,270
Provision for
  income taxes            18,618     32,876       17,196      35,814    67,473
Net Income           $    30,376  $  49,062  $    28,056  $   58,432 $ 101,797
Net Income Per Share $      0.68  $    1.10  $      0.63  $     1.31 $    2.28

Average number of
  common shares
  outstanding         44,824,677 44,673,641   44,750,789  44,787,937 44,647,157

                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)


                              Three Months Ended          Six Months Ended
                           June 30          March 31           June 30
                      1997        1996        1997        1997        1996
Balance beginning
  of period        $ 1,157,814 $ 1,078,305 $ 1,148,546 $ 1,148,546 $ 1,044,317
Add:  Net income        30,376      49,062      28,056      58,432     101,797
Deduct:  Cash
  dividends            (18,842)    (18,758)    (18,788)    (37,630)    (37,505)
Balance end of
  period           $ 1,169,348 $ 1,108,609 $ 1,157,814 $ 1,169,348 $ 1,108,609

                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                               Six Months Ended
                                                    June 30
                                               1997        1996
Cash Flows from Operating Activities:
  Net income                                 $  58,432   $ 101,797
  Depreciation and depletion                    59,039      52,835
  Amortization of intangibles                    2,970       3,939
  Deferred income taxes                          8,428      30,919
  Earnings of affiliates                      (  2,692)   (  2,168)
  (Increase) decrease in current assets,
     other than cash and cash equivalents     (  7,414)     20,262
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt                15,279       4,981
  Increase (decrease) in postretirement
    benefits                                     4,861       5,742
  Increase (decrease) in other noncurrent
    liabilities                                  1,534    (    850)
Net cash provided by operating activities      140,437     217,457

Cash Flows from Investing Activities:
  Capital expenditures                        ( 98,331)   (129,519)
  Proceeds from sale and leaseback                -        252,724
  Noncurrent investments                          -       (223,555)
  Other                                       (  4,587)      3,710
Net cash (used in) investing activities       (102,918)   ( 96,640)

Cash Flows from Financing Activities:
  Cash dividends                              ( 37,630)   ( 37,505)
  Increase (decrease) in long-term debt       (  1,914)   ( 80,000)
  Other                                          5,735       5,025
Net cash (used in) financing activities       ( 33,809)   (112,480)

Net increase (decrease) in cash and cash
  equivalents                                    3,710       8,337
  Cash and cash equivalents - beginning of
     period                                     12,928       5,372
Cash and cash equivalents - end of period    $  16,638   $  13,709

Cash paid during the year for:
  Interest                                   $  13,495   $   6,709
  Income taxes                                  14,153      52,051

Notes to Financial Statements:
1.	Reference is made to the Notes to Financial Statements that appear in the
1996 Annual Report on Form 10-K. The basic principles of those notes are pertinent to these statements.

2.	In May 1996, the company sold certain assets for $253 million and agreed to lease the assets back from the purchaser over a period of 30 years. Under the agreement, the company maintains a deposit, initially in the amount of
$223 million, which together with interest earned is expected to be sufficient to fund the company's lease obligation, including the repurchase of the assets. This transaction is being accounted for as a financing arrangement.

3.	The Financial Accounting Standards Board has issued Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If adopted in the second quarter, 1997, the company's reported earnings per share would have been unchanged and diluted earnings per share would have been unchanged for the quarter and 1.30 for the six months ended June 30, 1997.

* * * * *

The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1997, the ratio of current assets to current liabilities was 1.9:1 compared with 1.2:1 at June 30, 1996. During the second quarter working capital increased by $11 million. Cash and cash equivalents decreased by $6 million. Receivables increased by $10 million primarily due to increased sales volume. Inventories increased by $3 million. Prepaid expenses increased by $6 million, primarily due to transactions associated with operating and cross-border leases. Accounts payable and other current liabilities increased by $5 million, primarily due to a increase in production volume.

The company's debt increased by $3 million during the second quarter and the resulting balance sheet long-term funded debt to capital ratio was 17% at June 30, 1997 compared to 9% at June 30, 1996 and 17% at March 31, 1997.

The company also has operating leases for machinery and equipment which commit the company to annual lease payments of approximately $30 million. Additional detail regarding the operating leases is included in footnote 6 of the Notes to Consolidated Financial Statements in the company's 1996 Annual Report.

Capital expenditures in the second quarter of 1997 totaled $47 million compared with $74 million in the second quarter of 1996. The major second quarter 1997 expenditures included $10 million for a $166 million paper machine addition at Stevens Point Division, $6 million for a $30 million paper machine rebuild at Lake Superior Paper and $3 million for a warehouse addition at Kraft Division. The Company expects to spend a total of $200 million during 1997 for capital additions including approximately $30 million for the new No. 35 paper machine at Stevens Point Division.

The company currently plans to exercise its option to repurchase equipment presently subject to operating leases at the company's Lake Superior Paper Industries facility. This purchase, which will occur at the end of 1997, will require approximately $164 million, and the company will also assume debt related to the equipment of approximately $158 million.

The company has also agreed to acquire the Wisconsin coated paper operations of Repap Enterprises, Inc. for approximately $227 million, plus related debt of $433 million. This transaction, which is subject to regulatory approval and other conditions, is presently expected to close late in the third quarter of l997.

The company is negotiating with potential lenders in order to arrange financing for the lease buyout and the Repap acquisition. The company expects that financing for these transactions and for other capital needs will be readily available.


OPERATING RESULTS SECOND QUARTER AND FIRST HALF YEAR
1997-1996 COMPARISON

Second quarter net sales increased $17 million or 4% and first six months net sales decreased $27 million or 3% compared with similar periods in 1996. Second quarter shipments were 447,000 tons, up 22%, and first six months shipments were 878,000 tons, up 17%, when compared with similar periods in 1996. Increased shipments were offset by depressed selling prices compared to the similar periods in 1996.

Net income for the second quarter 1997 of $30.4 million or $.68 per share which was a decrease compared with $49.2 million or $1.10 per share for 1996. Lower selling prices and an unfavorable product mix were the primary reasons for the reduction in after-tax earnings.

The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine which remains in standby status, operated at 100% of capacity for the second quarter and the first six months 1997 compared with 82% of capacity for the second quarter and 84% of capacity for the first six months of 1996. The Converting Division, which converts heavier weight groundwood-free rolls into sheets, increased shipments for the second quarter by 20% and operated at 100% of capacity compared with 92% in the same period in 1996. The Converting Division operated at 98% of capacity for the first six months of 1997 compared to 92% for the comparable period in 1996. The lightweight coated groundwood mills, Biron, Wisconsin River, and Niagara divisions, on a combined basis, operated at 96% of capacity for the second quarter and 94% of capacity for the first two quarters of 1997, compared with 82% of capacity for the second quarter of 1996 and 86% for the first two quarters of 1996. The two smallest groundwood coated paper machines, Nos. 41 and 61, were idle during the first quarter of 1997. No. 41 paper machine resumed operations on April 16, 1997 and No. 61 resumed operations on July 7, 1997. The coated specialty paper division (Stevens Point) operated at 92% of capacity in the second quarter and 96% of capacity for the first six months 1996 compared with 98% of capacity in both the second quarter and first six months 1996. The new No. 35 specialty paper machine started up on March 21, 1997. Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of capacity in the second quarter and 98% for the first six months 1997 compared with 77% of capacity in the second quarter and 84% of capacity in the first six months 1996. Shipments of paperboard products were stable compared with year 1996 while corrugated products increased by 15% compared to 1996.

Gross profit margins as a percent of net sales decreased to 18.0% and 17.5% for the second quarter and first six months of 1997 compared with 27.3% and 26.1% for the similar periods in 1996. Depressed selling prices and an unfavorable product mix were the primary reasons for the decrease in gross profit margins.

Selling, general and administrative expenses as a percent of net sales were 5.3% and 5.2% for the second quarter and first six months of 1997, respectively, compared with 5.2% and 4.7% for the similiar periods in 1996. Selling, general and administrative expenses are typically considered to be fixed costs.

Other income (expense) held steady during the quarter and first half year 1997 as compared with the similar periods in 1996.

The effective tax rate was 38.0% for the second quarter and first half year 1997 compared with 40.1% and 39.9% for the comparable periods in 1996.

Certain statements in management's discussion and analysis and elsewhere in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. A discussion of these risks and uncertainties may be found in the company's 1996 annual report and its Form 10-K report for the year ended December 31, 1996 under the heading "Management Discussion and Analysis - Liquidity and Capital Resources - Forward Looking Statements".

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

      There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 12, 1997

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date     August 12, 1997

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
