Form 10-Q
period 1997-09-30
CONSOLIDATED PAPERS INC
filed 1997-11-07
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

           Common stock par value $1.00 outstanding October 17, 1997

                              44,914,233 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                        As Of
                                    September 30   September 30
                                         1997           1996       December 31
                                     (Unaudited)    (Unaudited)       1996

                                   ASSETS
Current Assets
  Cash & cash equivalents             $     6,874   $    21,551   $    12,928
  Receivables (net of reserves of
    $5,885 as of September 30, 1997,
    $5,274 as of September 30, 1996,
    and $5,313 as of December 31,
    1996)                                 123,321       132,979       126,103
  Inventories
    Finished stock                         46,617        36,101        48,375
    Unfinished stock                        7,504         8,341         7,099
    Raw materials and supplies             93,192        70,539        82,480
      Total inventories                   147,313       114,981       137,954
  Prepaid expenses                         44,690        38,157        46,912
    Total current assets                  322,198       307,668       323,897

Investments and other assets              304,938        74,114        77,337
Restricted cash related to leases         419,164       385,411       423,618
Goodwill                                   55,754        60,127        59,034

Plant and Equipment
  Buildings, machinery and equipment    2,401,685     2,137,583     2,198,839
    Less:  Accumulated depreciation       857,768       751,189       775,080
                                        1,543,917     1,386,394     1,423,759
Land and timberlands                       37,616        36,371        36,597
Capital additions in process              126,043       194,626       188,000
  Total plant and equipment             1,707,576     1,617,391     1,648,356
                                      $ 2,809,630   $ 2,444,711   $ 2,532,242

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Current maturities of
    long-term debt                    $      -      $    71,414   $      -
  Accounts payable                         71,653        71,313        73,147
  Other                                   103,620       114,402        90,609
    Total current liabilities             175,273       257,129       163,756

Long-term debt                            484,000       157,053       272,467
Capital lease obligations                 447,392       418,627       462,084
Deferred income taxes                     276,138       249,365       251,955
Postretirement benefits                   105,923        94,228        98,614
Other noncurrent liabilities               16,287        19,808        13,544

Shareholders' Investment
  Preferred stock, authorized and
    unissued 15,000,000 shares               -             -             -
  Common stock, shares issued
    44,974,798 as of September 30, 1997,
    44,730,400 as of September 30, 1996,
    and 44,768,361 as of December 31,
    1996                                   44,975        44,730        44,768
  Capital in excess of par value           89,100        78,941        80,818
  Cumulative translation adjustment        (2,534)       (3,604)       (2,290)
  Treasury stock, at cost, 24,408
    shares as of September 30, 1997,
    32,800 shares as of September 30,
    1996, and 39,900 shares as of
    December 31, 1996                      (1,190)       (1,670)       (2,020)
  Reinvested earnings                   1,174,266     1,130,104     1,148,546
    Total shareholders' investment      1,304,617     1,248,501     1,269,822

                                      $ 2,809,630   $ 2,444,711   $ 2,532,242

                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                              Three Months Ended            Nine Months Ended
                          September 30        June 30         September 30
                        1997        1996        1997        1997        1996
Net sales          $   396,795  $ 380,833 $   392,975 $ 1,169,611  $ 1,181,057
Cost of goods sold     336,508    295,973     322,227     974,131      887,710
  Gross profit          60,287     84,860      70,748     195,480      293,347
Selling, general
  and
  administrative
  expenses              20,456     18,638      20,700      60,275       55,921
Income from
  operations            39,831     66,222      50,048     135,205      237,426
Interest expense       (10,288)   ( 3,204)    ( 8,934)    (27,050)     ( 9,239)
Interest income          6,886      3,380       6,325      19,361        5,277
Miscellaneous, net       1,919        551       1,555       5,078        2,755
  Total other
    income
    (expense), net     ( 1,483)       727     ( 1,054)    ( 2,611)    ( 1,207)
Income before
  provision for
  income taxes          38,348     66,949      48,994     132,594      236,219
Provision for
  income taxes          14,572     26,681      18,618      50,386       94,154

Net income         $    23,776  $  40,268 $    30,376 $    82,208  $   142,065
Net income per
  share            $      0.52  $    0.90 $      0.68 $      1.83  $      3.18

Average number of
  common shares
  outstanding       44,916,182 44,682,039  44,824,677  44,831,155   44,661,658

                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

                              Three Months Ended          Nine Months Ended
                        September 30         June 30        September 30
                      1997        1996        1997        1997        1996
Balance beginning
of period        $ 1,169,348 $ 1,108,609  $ 1,157,814 $ 1,148,546  $ 1,044,317
Add:  Net income      23,776      40,268       30,376      82,208      142,065
Deduct:  Cash
  dividends          (18,858)    (18,773)     (18,842)    (56,488)     (56,278)

Balance end of
  period         $ 1,174,266  $ 1,130,104 $ 1,169,348 $ 1,174,266  $ 1,130,104

                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                              Nine Months Ended
                                                September 30
                                               1997        1996
Cash Flows From Operating Activities:
  Net income                                $  82,208   $ 142,065
  Depreciation and depletion                   89,445      79,761
  Amortization of intangibles                   4,400       5,920
  Deferred income taxes                        24,183      27,295
  Earnings of affiliates                     (  3,614)   (  3,252)
  (Increase) decrease in current assets,
    other than cash and cash equivalents     (  4,355)     12,830
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt               11,517      14,476
  Increase (decrease) in postretirement
    benefits                                    7,309         526
  Increase (decrease) in other noncurrent
    liabilities                                 2,743    (    955)
Net cash provided by operating activities     213,836     278,666

Cash Flows From Investing Activities:
  Capital expenditures                       (148,665)   (228,775)
  Proceeds from sale and leaseback               -        422,398
  Noncurrent investments                         -       (393,229)
  Other                                      (235,589)     26,778
Net cash (used in) investing activities      (384,254)   (172,828)

Cash Flows From Financing Activities:
  Cash dividends                             ( 56,488)   ( 56,278)
  Increase (decrease) in long-term debt       211,533    ( 38,533)
  Other                                         9,319       5,152
Net cash provided by (used in) financing
  activities                                  164,364    ( 89,659)

Net increase (decrease) in cash and cash
  equivalents                                (  6,054)     16,179
  Cash and cash equivalents -
    beginning of period                        12,928       5,372
  Cash and cash equivalents - end of
    period                                  $   6,874   $  21,551
Cash paid during the year for:
  Interest                                   $  20,497   $  13,367
  Income taxes                                  20,971      74,301

Notes to Financial Statements:

1.	Reference is made to the Notes to Financial Statements that appear in the
1996 Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.

2.	In May, 1996 and September, 1996, the company sold certain assets for $253 million and $169 million, respectively. The company agreed to lease the assets back from the purchaser over a period of 15 years. Under the agreements, the company maintains deposits, initially in the amount of $393 million, which together with interest earned are expected to be sufficient to fund the company's lease obligations, including the repurchase of the assets. These transactions are being accounted for as financing arrangements.

3.	The Financial Accounting Standards Board has issued Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement is effective for fiscal years ending after December 15, 1997, and, when adopted, will require restatement of prior years' earnings per share. If adopted in the third quarter, 1997, the company's reported earnings per share would have been unchanged and diluted earnings per share would have been unchanged for the quarter and $1.82 for the nine months ended
September 30, 1997.

4.	Effective October 1, 1997, the company acquired all of the outstanding stock of Repap USA, Inc., a holding company for Repap Wisconsin, Inc. and Repap Sales Corporation, for approximately $227 million in cash and assumed $433 million in net debt and $14 million in postretirement benefits. The company borrowed $229 million to finance the acquisition and the debt proceeds have been recorded in Investments and other assets as of September 30, 1997.

                                      * * * * *

		The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1997 the ratio of current assets to current liabilities was 1.8:1 compared with 1.2:1 at September 30, 1996. During the third quarter working capital decreased by $9 million. Cash and cash equivalents decreased by $10 million and receivables decreased by $8 million, partially offset by an increase in prepaid expenses of $4 million. Accounts payable and other current liabilities decreased by $4 million, primarily due to timing of payments.

Effective October 1, 1997, the company acquired all of the outstanding stock of Repap USA, Inc., a holding company for Repap Wisconsin, Inc. and Repap Sales Corporation, for approximately $227 million in cash and assumed $433 million in net debt and $14 million in postretirement benefits. The company borrowed $229 million to finance the acquisition and the debt proceeds have been recorded in Investments and other assets. As a result, the company's funded debt increased by $213 million during the third quarter and the resulting balance sheet long-term funded debt to capital ratio increased to 27% at September 30, 1997 compared to 11% at September 30, 1996 and 17% at June 30, 1997.

The company also has operating leases for machinery and equipment which commit the company to annual lease payments of approximately $45 million in 1997. Additional detail regarding the operating leases is included in footnote 6 of the Notes to Consolidated Financial Statements in the company's 1996 Annual Report.

The company has given notice of its intent to exercise its option to repurchase equipment presently subject to operating leases at the company's Lake Superior Paper Industries facility. This purchase, which will occur at the end of 1997, will require approximately $164 million and the company will also assume debt related to the equipment of approximately $158 million.

Capital expenditures in the third quarter of 1997 totaled $50 million compared with $99 million in the third quarter of 1996. The major third quarter 1997 expenditures included $7 million of a $30 million paper machine modernization at Lake Superior Paper Industries, $6 million of a $23 million supercalender project at the company's Niagara, Wisconsin mill and $4 million of a $166 million paper machine addition at Stevens Point Division. In the third quarter of 1996, the company spent $25 million on this paper machine addition, which started up in March, 1997. The company expects to spend a total of $200 million during 1997 for capital additions including approximately $30 million for the new paper machine at Stevens Point Division.

At the end of September 1997, the company closed on a $750 million bank revolver to finance the Repap acquisition, refinance existing bank debt and provide funding for general corporate purposes. The facility replaced the company's $250 million revolving credit agreement established in June, 1995.


OPERATING RESULTS
THIRD QUARTER AND FIRST NINE MONTHS, 1997-1996 COMPARISONS

Third quarter net sales increased $16 million or 4% and first nine months' net sales decreased $11 million or 1% compared with the similar periods in 1996. Third quarter shipments were 440,000 tons, up 11%, and first nine months shipments were 1,317,000 tons, up 15%, when compared with similar periods in 1996. Increased shipments were offset by depressed selling prices compared to the similar periods in 1996.

Net income for the third quarter, 1997 of $23.8 million or $.52 per share was a decrease compared with $40.3 million or $.90 per share for 1996. Quarter to quarter reductions in selling prices were the primary reason for the reduced earnings. Planned annual paper machine maintenance, unusual lightning - related downtime, and associated start-up difficulties that resulted in reduced productivity and less-than-favorable product mix, contributing to the reduction in after-tax earnings.

The groundwood-free coated paper mill, Wisconsin Rapids Division, excluding its No. 11 paper machine which remains in standby status, operated at 100% of capacity for the third quarter and the first nine months 1997 compared with 89% of capacity for the third quarter and 86% of capacity for the first nine months of 1996. The Converting Division, which converts heavier weight groundwood-free rolls into sheets, increased shipments for the third quarter by 12% and operated at 100% of capacity compared with 95% in the same period 1996. The Converting Division operated at 99% of capacity for the first nine months of 1997 compared to 93% for the comparable period in 1996. The lightweight coated groundwood mills, Biron, Wisconsin River, and Niagara divisions on a combined basis, operated at 100% of capacity for the third quarter and 96% of capacity for the first three quarters of 1997 compared with 88% of capacity for the third quarter of 1996 and 84% for the first three quarters of 1996. The two smallest groundwood coated paper machines, Nos. 41 and 61, were idle during the first quarter of 1997. No. 41 paper machine resumed operations on April 16, 1997 and No. 61 resumed operations on July 7, 1997 and since restart have been running at 100% of capacity. The coated specialty paper division (Stevens Point) operated at 75% of capacity in the third quarter and 89% of capacity for the first nine months 1997 compared with 100% of capacity in the third quarter and 98% for the first nine months of 1996. The new No. 35 specialty paper machine started up on March 21, 1997. Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of capacity in the third quarter and 99% for the first nine months 1997 compared with 80% of capacity in the third quarter and 83% of capacity in the first nine months 1996. Shipments of recycled fiber produced from post-consumer office waste paper were down during the quarter due to soft demand. Shipments of corrugated products were up and shipments of paperboard products were down slightly compared with third quarter 1996.

Gross profit margins as a percent of net sales decreased to 15.2% and 16.7% for the third quarter and first nine months of 1997 compared with 22.3% and 24.8% for the similar periods in 1996. Reduced selling prices were the primary reason for the decrease in gross profit margin. Planned annual paper mill maintenance, unusual lightning - related downtime, and associated start-up difficulties that resulted in reduced productivity and less-than-favorable product mix, contributing to the decrease in gross profit margins.

Selling, general and administrative expenses as a percent of net sales were 5.2% and 5.2% for the third quarter and first nine months of 1997, respectively, compared with 4.9% and 4.7% for the similar periods in 1996. Selling, general and administrative expenses are typically considered to be fixed costs.

Other income (expense) declined during the third quarter and first nine months 1997 compared with the similar periods in 1996 primarily due to increased interest expense.

The effective tax rate was 38.0% for the third quarter and first nine months 1997 compared with 39.9% for the comparable periods in 1996.

Certain statements in Management's Discussion and Analysis in this report may constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. A discussion of these risks and uncertainties may be found in the company's 1996 annual report and its Form 10-K report for the year ended December 31, 1996 under the heading "Management Discussion and Analysis - Liquidity and Capital Resources - Forward Looking Statements".

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

	A report on Form 8-K dated September 30, 1997 was filed on October 15, 1997 to report the acquisition of Repap USA, Inc., a wholly owned subsidiary of Repap Enterprises, Inc. Repap USA is the holding company for Repap Wisconsin, Inc. and Repap Sales Corporation.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     November 7, 1997

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date     November 7, 1997

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
