Form 10-K
period 1997-12-31
CONSOLIDATED PAPERS INC
filed 1998-03-30
CIK 23752

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1997

                           Commission File No. 0-1051

                            CONSOLIDATED PAPERS, INC.
                            (A Wisconsin Corporation)

                   IRS Employer Identification No. 39-0223100

                     Wisconsin Rapids, Wisconsin 54495-8050
                           Telephone No. 715-422-3111
_______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
Common Stock, Par Value $1.00                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None
_______________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes (X)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of March 10, 1998 of the voting stock held by nonaffiliates of the registrant was approximately $1.68 billion, based upon the NYSE closing price on March 10, 1998 and an estimate that 60.8% of the stock is owned by nonaffiliates.

On March 10, 1998 there were 44,949,487 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held April 27, 1998.

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

On October 1, 1997, the Company acquired Repap USA, Inc., the holding company for Repap Wisconsin, Inc. and Repap Sales Corporation. The operations are now known as Inter Lake Papers, Inc., a company of Consolidated Papers, Inc.
Inter Lake Papers, Inc. manufactures groundwood and groundwood-free coated papers for the printing and publishing industries.

The Company's principal product is coated printing papers. The Company is North America's leading manufacturer of these papers and a leading manufacturer of supercalendered printing papers for the printing and publishing industries. In addition, the Company is the largest manufacturer of lightweight coated specialty papers in the United States.

The percent of coated printing paper sales to total sales was 79.8% (1993), 80.0% (1994), 76.7% (1995), 72.4% (1996) and 85.5% (1997).

Coated and supercalendered printing papers are sold directly to magazine and catalog publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

              DISTRIBUTION OF COATED PRINTING PAPER SALES IN TONS
                                   Direct
                                  Publisher           Merchant
                                  Accounts            And Other
                 Year                 %                   %
                 1993                56%                 44%
                 1994                52%                 48%
                 1995                52%                 48%
                 1996                49%                 51%
                 1997                53%                 47%

The Company competes in the coated printing paper market, supercalendered printing paper market, and coated specialty paper market (1) by providing paper of high quality incorporating special properties desired by its customers, (2) by pricing its products competitively, and (3) by emphasizing service to customers in the form of prompt attention to orders, timely and reliable delivery of products to customers, and technical assistance to printers that use the Company's products.

Few paper manufacturers have unique qualities in coated papers or coated specialty papers, or unique machines or secret processes that give them a strong competitive advantage over other paper manufacturers. Because of this, price competition is a more important marketing factor during periods of excess supply of, or low demand for, this product. These two factors often occur at once.

The Company competes in the coated printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is the largest manufacturer of coated printing papers in North America, having shipped 1,411,864 tons of coated printing papers in 1997, which represents approximately 18% of the U.S.
market for this product. Sales to Unisource and xpedx, paper merchants, as a percent of net sales, amounted to 14% and 10%, respectively in 1997. The
Company's principal U.S. competitors are Bowater Incorporated; Champion
International Corporation; Crown Vantage Inc.; International Paper Company;
Madison Paper Industries; Mead Corporation; the Northwest Paper Division of
Potlatch Corporation; S.D. Warren, a subsidiary of Sappi Ltd.; UPM-Kymmene;
and Westvaco Corporation.

The Company's energy sources during 1997 were:
                      Coal                          29.2%
                      Process Waste                 39.3%
                      Natural Gas                   13.2%
                      Electricity                   17.7%
                      Petroleum products              .6%

The Company experienced no shortages of energy in 1997. The Company currently purchases 79% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, and the other for Kentucky coal, both of which expire
December 31, 1999. The remaining 21% of its coal requirement is purchased on annual contracts. Coal is currently in ample supply, and we anticipate no supply problems in 1998.

The Company is in the second year of a six-year agreement for the firm transportation of approximately 86% of its total natural gas supply.

Approximately 14% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction whenever cold weather or other events decrease the amount of pipeline space available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply. Natural gas is currently in good supply and minimal interruption is expected in 1998.

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1997 from Company lands produced 10% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from non-Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1997 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 1998 operations.

The Company also purchases market pulp on a regular basis and purchased 31.7% of the total pulp consumed by the Company's paper mills during 1997. The
Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other arrangements for 76% of its anticipated requirements for 1998. Market pulp is currently in ample supply, and the Company anticipates no supply problems in 1998.

The principal raw materials consumed in the manufacture of kraft pulp include pulpwood, methanol, caustic soda, oxygen, hydrogen peroxide, sulfuric acid, sodium chlorate, and lime. The principal raw materials consumed in the manufacture of coated papers include kraft pulp, groundwood pulp, thermomechanical pulp, post consumer recycled pulp, starch, soya protein, clay, calcium carbonate, latex, and titanium dioxide pigment.

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1997, the Company was able to procure adequate supplies of all principal raw materials and experienced no interruptions of production due to materials shortages. Most raw materials remain in good supply. The
Company expects no interruptions of production due to materials shortages in 1998.

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $6.8 million in 1997, $6.5 million in 1996, and $5.8 million in 1995 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, and environmental projects.

The Company is committed to complying with all state and federal environmental regulations.

The Company remains in compliance with all conditions and limitations of its wastewater permits. The Company continues to invest capital funds to upgrade wastewater treatment facilities in preparation for production increases and future regulations. Wastewater permit renewal applications were completed and submitted to the Wisconsin Department of Natural Resources (WDNR) during 1997.
During 1997, the Environmental Protection Agency (EPA) finalized the Great
Lakes Water Quality Initiative (GLWQI) to regulate the discharge of toxic substances. The Company has evaluated the GLWQI regulations and determined that significant capital expenditures should not be required. The renewed wastewater permit requirements and GLWQI are not expected to cause material changes in the Company's business or affect its competitive position.

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

Clean Air Act operating permit applications for all of the Company's major sources have been submitted to the WDNR. The WDNR is required to issue all major source air operating permits by April 1998. Our facilities are allowed to continue to operate under existing permits until the new air operating permits are issued. The air operating permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

On June 20, 1996, the Environmental Protection Agency (EPA) published the final accidental release prevention rules. The risk management rules require applicable facilities to develop, submit and register a risk management plan by June 21, 1999. The Company is developing cost-effective plans to comply.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company obtained regulatory approval to restart its ConsoGro (Water Quality
Center (WQC) wastewater treatment biosolids) agricultural landspreading program in 1993. The ConsoGro program began operation on November 1, 1993.
The Company's Niagara facility initiated its NiAGro (wastewater treatment biosolids) agricultural landspreading program on May 3, 1996. The ConsoGro and NiAGro programs reduce dependence on landfills and benefit the local agricultural community and environment. The Company continues to distribute lime sludge from its kraft pulp mill as an agricultural liming agent and for use to neutralize wastewater. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites. The Company obtained all approvals and permits to expand landfill capacity at the WQC and Water Renewal Center (WRC) during 1997. Niagara's new landfill was completed during 1996 at a cost of $2.3 million and began operation in February 1997. Clearing and base grading of WQC's landfill expansion is in progress. Construction will be scheduled as needed. Construction of a fourth landfill cell at our Water Renewal Center was completed in 1997. The Company has adequate landfill capacity to meet projected needs. At this time, the Company is unable to predict the effect of future landfill or groundwater regulations.

The Company's Hazardous Materials committee continues to ensure timely and full compliance with all regulations applicable to the purchase, transportation and disposal of hazardous materials. The committee also ensures compliance with the Department of Transportation rules regarding training of all employees who handle and transport hazardous materials.

The Company has implemented a multiphase program to reduce the use of elemental chlorine in the pulp-bleaching process. Phase I of the chlorine-reduction program was completed in 1992 and included improved hardwood brownstock washing, increased substitution of chlorine dioxide in the first stage of pulp bleaching and use of hydrogen peroxide and oxygen in the caustic-extraction stage. Phase II of the chlorine-reduction program was completed in 1993 and included the addition of softwood oxygen delignification and associated brownstock washing. The Company has been using oxygen delignification on hardwood since 1986. Phase I produced nondetectable levels of dioxin (2, 3, 7, 8-TCDD) in our treated wastewater effluent and assured compliance with permit limits. Phase II was optimized during 1994 with emphasis on further reducing elemental chlorine. Phase II has resulted in nondetectable levels of dioxin (2, 3, 7, 8-TCDD) in pulp and wastewater treatment plant sludge and also has significantly reduced the formation of other chlorinated organics, including chloroform. Phase II also resulted in the elimination of elemental chlorine in the bleaching of softwood pulp, achieving the commonly referred to status of elemental chlorine-free (ECF).
In late 1996, the Company eliminated elemental chlorine from its kraft pulp by using chlorine dioxide in the first stage of bleaching. Phase III of our chlorine-reduction program has eliminated the use of chlorine dioxide in the first stage of the hardwood pulp-bleaching process. Our new ECF pulp-bleaching process utilizes chlorine dioxide on softwood and high-consistency ozone on hardwood to replace chlorine dioxide in the first stage of bleaching.
All equipment for Phase III has been installed and began operation in early
1997. Our new ECF bleach process has resulted in significant environmental improvements.

Due to the Company's proactive environmental planning and expenditures, we are well prepared to meet the requirements of new EPA air and wastewater regulations. These regulations are commonly referred to as the "Cluster
Rules" and were finalized by EPA in November 1997. The Cluster Rules are expected to be promulgated in early 1998 requiring compliance within three years. The Cluster Rules are applicable to our bleached kraft pulp mill. The recently completed chlorine-reduction program has positioned the Company to already be in compliance with many of the requirements of the Cluster Rules.

The Company is in the process of evaluating the Cluster Rules, defining requirements and determining the most cost-effective options for compliance.
The Company estimates that additional capital expenditures of $25 million will be required to comply with the Cluster Rules. Additional annual operating costs of approximately $9 million may be required. Compliance with the Cluster Rules requirements is not expected to cause material changes in the Company's business or affect its competitive position.

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

The Company's environmental staff performs annual internal multimedia environmental audits to assure compliance with environmental laws and regulations.

The Company is a potentially responsible party with respect to several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). While CERCLA provides for joint and several liability, remediation costs are generally allocated among waste generators and others involved with the site. The Company has established accruals for its share of estimated clean-up costs at these sites. These accruals are reviewed periodically and adjusted when appropriate. Accruals as of December 1997 were less than $1 million in the aggregate.

The Company continues to follow closely sediment remediation activities under way on various watershed systems, including the Fox River and Wisconsin River.
On the Fox River, state and federal agencies have focused on study and remediation of sediments containing polychlorinated biphenols (PCBs), which are believed to have been discharged by companies which manufactured or recycled carbonless papers in the 1960s and early 1970s. Neither the Company's former Appleton Division, closed in 1982, nor the Inter Lake Papers facility, acquired in 1997, was involved in a carbonless paper manufacture or recycling. However, it is possible that the scope of Fox River remediation efforts will expand, and remediation activities may impact operations at Inter
Lake Papers.  On the Wisconsin River, the Wisconsin Department of Natural
Resources has prepared a comprehensive management plan (CMP) addressing a variety of environmental issues relating to the Petenwell and Castle Rock flowages, including sediment contamination and water quality. These flowages are artificial impoundments created by dams downstream of the Company's operations. The CMP calls for further environmental studies of the flowages, but contains no mandatory timetables or overall funding mechanism for any remedial actions which ultimately may be required.

The Company is engaged in groundwater studies at its Niagara facility. Lagoon closure activities at this facility were completed in 1997. See Note 1 of the Notes to Consolidated Financial Statements - Environmental Matters.

The Company cannot predict the potential economic impact of future environmental regulations or laws. The global warming issue could result in mandated reductions of greenhouse gases that would have a negative economic impact on energy intensive industries including pulp and paper.

At the end of 1997 the Company employed approximately 7,244 people, essentially all of whom were full-time employees.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Officer
        Name              Age     Since              Positions
  George W. Mead           70     1971   Chairman of the Board
  Gorton M. Evans          59     1989   President and Chief Executive Officer
  William P. Orcutt        69     1977   Senior Vice President
  Richard J. Kenney        57     1989   Senior Vice President, Finance
  Ronald E. Swanson        48     1995   Senior Vice President
  John T. Hurley           63     1995   Senior Vice President, Sales and
                                           Marketing
  James E. Shewchuk        61     1989   Vice President, Administration
  David A. Krommenacker    55     1994   Vice President, Packaging Operations
  John B. Steele           53     1997   Vice President, Free Sheet Operations
  Roger L. Wangen          56     1997   Vice President, Groundwood Operations
  Carl H. Wartman          45     1990   Secretary and General Counsel
  David P. Nimtz           44     1996   Controller
  John D. Steinberg        62     1990   Treasurer

All executive officers of the Company are elected annually by the Board of Directors.

All of the executive officers of the Company have served in executive or managerial positions in the Company for the past five years.

Item 2.  PROPERTIES.

The Company, at the close of 1997, operated thirteen manufacturing plants in nine municipalities. The following table describes the Company's facilities.

                  No.                                     Sq. Ft.
                Manufac-                                Production,     Plant
                 turing          Plant                    Office,       Sites
  Industry       Plants        Locations                Whse. Space    (Acres)
Paper and pulp     13      4 - Wisconsin Rapids, WI)
                           1 - Biron, WI           )
                           1 - Whiting, WI         )     10,413,955     1,174
                           1 - Stevens Point, WI   )
                           1 - Adams, WI           )
                           1 - Niagara, WI         )
                           2 - Duluth, MN          )
                           1 - Kimberly, WI        )
                           1 - Appleton, WI        )

Equipment in operation at the close of 1997 included 23 paper machines, two continuous kraft-pulp digesters, two recycled pulp mills, one paperboard machine, one corrugating machine, and electrical production facilities with a nameplate rated capacity of 258,562 KW (with actual capacity at any time subject to boiler capacity and river flow availability for electrical production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 475-acre site that treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center near Stevens Point is a pollution-abatement facility on a 192-acre site that treats the effluent of two paper mills.

Available capacity utilization during 1997 was 99.8% for coated papers and 84.1% for supercalendered papers. Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 331,768 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

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

The number of record holders of the Company's common stock as of December 31, 1997 is 6,345.

The Company's common stock is traded on the New York Stock Exchange.  The
Company's symbol is CDP.

                 COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

                   First       Second         Third       Fourth
                  Quarter      Quarter       Quarter      Quarter       Year

1997
High              $ 53.00      $ 57.13       $ 60.56      $ 59.13      $ 60.56
Low                 47.13        50.63         54.25        49.13        47.13
Close               52.13        54.00         55.50        53.38        53.38
Cash dividend         .42          .42           .42          .42         1.68

1996

High              $ 57.75      $ 57.88       $ 54.88      $ 52.75      $ 57.88
Low                 50.00        49.75         49.13        48.25        48.25
Close               56.25        52.00         52.00        49.13        49.13
Cash dividend         .42          .42           .42          .42         1.68


Item 6.  SELECTED FINANCIAL DATA.

                       FIVE-YEAR COMPARISON OF SELECTED
                                FINANCIAL DATA
                       FOR THE YEARS 1993 THROUGH 1997

(Dollars in thousands, except per share data)

 Year                    Net Income                                   Cash
 Ended                             Per       Total      Long-Term   Dividends
Dec. 31  Net Sales     Amount  Share-Basic   Assets        Debt     Per Share
 1997   $ 1,679,311  $ 118,044   $ 2.63   $ 3,347,510   $ 868,665    $ 1.68
 1996     1,545,091    179,285     4.01     2,532,242     272,467      1.68
 1995     1,579,061    229,230     5.16     1,933,061     267,000      1.43
 1994     1,027,551     86,734     1.97     1,499,511      68,000      1.28
 1993       947,336     64,195     1.46     1,467,067     121,000      1.28


1997 amounts reflect the acquisition, effective October 1, 1997, of Inter Lake
Papers, Inc. formerly Repap USA, Inc.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.


Financial Condition and Results of Operations

Recent Acquisitions.

Effective October 1, 1997, the Company completed the acquisition of Repap USA,
Inc., the holding Company for Repap Wisconsin, Inc. and Repap Sales
Corporation, in Kimberly, Wisconsin.  The Company renamed these operations
Inter Lake Papers, Inc., Inter Lake Wisconsin, Inc. and Inter Lake Sales
Corp., respectively. Effective July 1, 1995, the Company completed the acquisition of Niagara of Wisconsin Paper Corporation in Niagara, Wisconsin and Lake Superior Paper Industries and Superior Recycled Fiber Industries, both in Duluth, Minnesota. The operating results of the acquired companies subsequent to the acquisition dates are included in the Consolidated
Statements of Income. Details of the acquisitions are included in Note 2 of the Notes to Consolidated Financial Statements.

Sales and Cost of Sales.

Net sales increased to a record $1.7 billion in 1997, compared with 1996 net sales of $1.5 billion and 1995 net sales of $1.6 billion. Record shipments of 1,884,529 tons were an increase of 21% over the previous record year of 1996, which was a 4% increase over 1995. Gross margin as a percent of sales was 17.5%, compared with 23.9% in 1996 and 28.6% in 1995. The lower 1997 margin was due primarily to reduced selling prices and less-than-optimal product mix.
1996 margins were lower than in 1995 due to lower selling prices, coupled with less-than-full running conditions only partially offset by lower pulp costs and better productivity.

Plant Operations.

Groundwood-free coated shipments (primarily Wisconsin Rapids and Converting divisions) increased 13% in 1997 due to near-capacity operations and continued productivity improvements on all paper machines, compared with a 3% decrease in 1996 due to less-than-capacity operations mostly offset by productivity improvements. During 1997, the Wisconsin Rapids Division operated at 100% of available capacity, compared with 89% in 1996 and 97% in 1995. The industry average capacity utilization was 93% for groundwood-free grades in 1997, 86% in 1996 and 92% in 1995. On average, selling prices decreased 5% in 1997, following a decrease of 7% in 1996 and a 22% increase in 1995. The Converting
Division, which converts heavier-weight groundwood-free coated rolls into sheets, operated at 99% of available capacity, compared with 95% in 1996 and 89% in 1995.

Groundwood coated shipments (Biron, Wisconsin River and Niagara divisions) increased 17% in 1997, following a 5% decline in 1996. The divisions operated at 97% of available capacity, compared with 85% in 1996 and almost 100% in 1995. The U.S. industry average utilization was 93% for groundwood grades in 1997, 87% in 1996 and 94% in 1995. During 1997, selling prices declined 13%, following a decline of 29% in 1996 and an increase of 35% in 1995.

Lake Superior Paper Industries (supercalendered groundwood paper) operated at
99% of available capacity in 1997, compared with 84% in 1996 and 100% in 1995.
Shipments in 1997 increased 4%, compared to a 76% increase in 1996. Year 1996 was a full year of operations, compared with a half year in 1995. Continued weak markets resulted in selling prices declining 17% in 1997, compared with a decline of 33% in 1996 and an increase of 41% in 1995.

The Stevens Point Division's coated specialty paper shipments increased 13% in 1997, compared with declines of 3% in 1996 and 1% in 1995. The mill's newest paper machine, No. 35, which increased the division's annual capacity from 116,000 tons to 180,000 tons, began operations during the first quarter of 1997 and exceeded our expectations for quality and productivity. Due to the added capacity and weakened markets, the division operated at 84% of available capacity for 1997, compared with 99% in 1996 and 97% in 1995. Selling prices decreased 9% in 1997, following a decrease of 8% in 1996 and an increase of 8% in 1995.

Superior Recycled Fiber Industries operated at 89% of available capacity in 1997, compared with 85% in 1996 and 100% in 1995. Reduced demand for recycled pulps resulted in continued selling price reductions of 11% in 1997.

Paperboard products shipments decreased 3%, and corrugated products shipments increased 9% in 1997. The paperboard products and corrugated products businesses both operated in highly competitive markets and continued their marketing emphasis on producing high-value-added specialty products.

Inter Lake Papers, Inc. (formerly Repap, USA, Inc.) which produces a combination of groundwood-free and groundwood coated papers, operated at 100% of available capacity during the fourth quarter of 1997. This facility was acquired in October 1997.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $5 million in 1997 to $84 million, compared with increases of $12 million in 1996 and $4 million in 1995. The 1997 increase resulted from general inflation increases and the fold-in of the Inter Lake Papers' selling, general and administrative expenses for the fourth quarter. The large increase in 1996 reflects a full year's costs for the July 1995 acquisition.

Other Income and Income Taxes.

Other income (expense) was ($19 million) in 1997, ($2 million) in 1996 and ($4 million) in 1995. Included in the interest expense and interest income for 1997 is ($23 million) and $26 million, respectively, which represents a full year's results of the 1996 sale and leaseback of two paper machines. Interest expense in 1997 increased $20 million, primarily due to the higher debt associated with the October 1997 acquisition. Details are included in Notes 2 and 5 of the Notes to Consolidated Financial Statements.

Effective tax rates were 38.0%, 38.0% and 39.8% in 1997, 1996 and 1995, respectively. The lower rates in 1996 and 1997 are due to lower state taxes and some resolution of long-standing tax audits.

Liquidity and Capital Resources.

Current Account Changes.

The October 1997 and July 1995 acquisitions were accounted for as purchases, and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods. Accounts receivable in 1997 increased by $35 million, of which $32 million represents Inter Lake Papers, Inc., compared with a decrease of $14 million in 1996 and an increase of $52 million in 1995, principally due to the 1995 acquisition. The increase exclusive of the acquisition was principally due to greater sales volume. The days' sales outstanding has not materially changed, and the Company believes its collection period is well within the industry's standards. Inventories increased $67 million compared with 1996, of which $52 million was due to Inter Lake Papers, Inc. Finished goods increased $37 million, of which $32 million was due to Inter Lake Papers and the rest was mainly due to the Company maintaining higher inventory levels to be more responsive to customer needs. Raw materials increased $12 million, and stores supplies increased $18 million, with Inter Lake Papers contributing $14 million and $6 million, respectively.

Prepaid expenses decreased $20 million, primarily due to the Lake Superior
Paper Industries lease buy-out, which resulted in the reclassification of a $19 million prepaid lease expense to plant and equipment.

Accounts payable increased $19 million, of which $26 million was due to Inter
Lake Papers and the difference was due to timings of payments. Payroll and employee benefits increased $16 million, of which $9 million was due to Inter
Lake Papers and the rest was primarily due to full operations in 1997, compared with less-than-full operations at the end of 1996.

The year-end ratio of current assets to current liabilities was 1.9:1 in 1997, compared with 2.0:1 in 1996 and 1.3:1 in 1995. Most of the 1996 increase resulted from no current maturities of long-term debt at the end of 1996.

Capital Commitments and Spending.

At the end of 1997, authorized but uncompleted capital projects totaled $131 million. A 1998 capital approval budget of $245 million is in place. This
$245 million, plus the $131 million carry-over from 1997, less anticipated carry-over of $136 million at the end of 1998, will result in planned capital spending of $240 million in 1998, compared with expenditures of $236 million in 1997, $288 million in 1996 and $159 million in 1995. The major 1997 expenditures included $39 million for a lease buy-out of a paper machine at Lake Superior Paper Industries, $35 million for completion of a paper machine addition at the Stevens Point Division, $17 million for a 1998 paper machine rebuild project at Lake Superior Papers, $15 million for a new supercalender at the Niagara Division, and $8 million for a finished goods warehouse expansion at the Converting Division. The 1998 capital approval budget for $245 million consists of $109 million for necessary replacement and quality projects, $40 million for high-return projects, nearly $90 million for a paper machine rebuild at the Biron Division to be completed in 1999 and $6 million for environmental-control projects. Included in the 1998 approval budget is $38 million for new projects for the Inter Lake Papers operation.

Long-Term Debt.

The Company's borrowings as of year-end were $869 million, an increase of $596 million, following increases of $5 million in 1996 and $149 million in 1995.
The increase primarily resulted from the Inter Lake Papers acquisition for $258 million in cash and the assumption of $419 million of debt, of which $356 million of the face value was refinanced in December 1997. The financing for the acquisition (including the December 1997 refinancing) was provided from proceeds of a private placement of $277 million of Senior Notes and proceeds under a new $750 million revolving credit facility.

In December 1997, the Company completed the sale and leaseback of its new No.
35 paper machine at the Stevens Point Division. The proceeds for the sale of $136 million were used to pay down debt of the revolving credit facility. The lease will be classified as an operating lease, and the term of the lease is expected to be approximately 16 years.

As of December 31, 1997 the Company has $310 million available for further use under its $750 million revolving credit facility. The Company also has unused lines of credit of approximately $285 million. Such amounts, together with cash flow from future operations, are expected to be more than sufficient to fund projected capital commitments.

Interest increased, excluding interest related to the sale and leaseback of two paper machines, totaling almost $29 million in 1997, with $26 million charged against income and $3 million capitalized as a part of the cost of related capital projects.

Substantially all of the machinery and equipment at Lake Superior Paper
Industries was under operating leases. The Company had options under these leases to purchase the interests of the owner-participants at set prices at various times during the leases and again at the conclusion of the leases for the then fair market value of the equipment. According to the terms of the leases, in December 1997, the Company commenced the conversion of the operating leases by buying out one of five owner-participants. Completed in January 1998, the lease was converted to a balance sheet asset and will be reported as conventional debt.

As discussed in Note 6 of the Notes to Consolidated Financial Statements, the
Company entered into sale and leaseback transactions for two paper machines during 1996. These leases are capital in nature, resulting in lease obligations of $469 million at December 31, 1997. Because deposits of $440 million at December 31, 1997, are believed to be adequate for future lease payments, the Company will not need to generate or borrow significant additional funds to make the required lease payments.

Environmental Matters.

The paper industry is subject to extensive environmental regulations, many of which require significant capital and operational expenditures. In 1997, the Company completed a multiphase chlorine-reduction program involving equipment and process changes at the Kraft Division, which manufactures chemical pulp.
This program was designed to ensure compliance with dioxin wastewater permit limitations and with Wisconsin regulations requiring best-available chloroform emission control technology. Mechanical pulp manufactured by the Company for use at its groundwood mills is bleached using a totally chlorine-free process.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations are expected to have a significant financial impact on the paper industry. The U.S. Environmental Protection Agency (EPA) recently adopted rules to reduce the Industry's discharge of air and water pollutants, and has proposed additional rules to further reduce industry emissions of hazardous air pollutants. The additional proposed regulations addressing air pollutants are subject to further change prior to final promulgation, now expected in February, 1999. These final and proposed regulations are commonly referred to as the "Cluster Rules." The Company's review of the Cluster Rules indicates that additional capital expenditures of approximately $25 million for process and equipment changes will likely be required three years after the Cluster Rules are final. Additional annual operating costs of approximately $9 million also may be required.

Other statutory and regulatory environmental initiatives now under consideration could have a material impact on the pulp and paper industry.
These initiatives include mandated reductions in greenhouse gases by energy-intensive industries and efforts to further reduce access to fiber sources.

The Company is a potentially responsible party with respect to several hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). While CERCLA provides for joint and several liability, remediation costs are generally allocated among waste generators and others involved with the site. The Company has established accruals for its share of estimated cleanup costs at these sites. These accruals are reviewed periodically and adjusted when appropriate. Accruals as of December 1997 were less than $1 million in the aggregate.

The Company continues to follow closely sediment remediation activities under way on various watershed systems, including the Fox River and Wisconsin River.
On the Fox River, state and federal agencies have focused on study and remediation of sediments containing polychlorinated biphenols (PCBs), which are believed to have been discharged by companies which manufactured or recycled carbonless papers in the 1960s and early 1970s. Neither the Company's former Appleton Division, closed in l982, nor the Inter Lake Papers facility, acquired in 1997, was involved in carbonless paper manufacture or recycling. However, it is possible that the scope of Fox River remediation efforts will expand, and remediation activities may impact operations at Inter
Lake Papers.  On the Wisconsin River, the Wisconsin Department of Natural
Resources has prepared a comprehensive management plan (CMP) addressing a variety of environmental issues relating to the Petenwell and Castle Rock flowages, including sediment contamination and water quality. These flowages are artificial impoundments created by dams downstream of the Company's operations. The CMP calls for further environmental studies of the flowages, but contains no mandatory timetables or overall funding mechanism for any remedial actions which ultimately may be required.

The Company is engaged in groundwater studies at its Niagara facility. Lagoon closure activities at this facility were completed in 1997.

Management believes that the resolution of existing environmental matters will not have a material impact on the Company's results of operations.

Year 2000 Compliance.

The Company is assessing the impact of the year 2000 on its operations, including business information systems, manufacturing systems and infrastructure systems. Although final plans and costs estimates are not yet determinable, the Company expects to complete its assessment in 1998 and does not expect the modification expenses to have a material impact on the Company's ongoing results of operations.

Forward Looking Statements.

Certain statements in Management's Discussion and Analysis and elsewhere in the Company's Annual Report to Shareholders may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: (1) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) variations in demand for the Company's products; (3) changes in the cost or availability of the raw materials used by the Company, particularly market pulp and wood; (4) costs of compliance with new environmental laws and regulations; (5) decisions by the Company to make a significant acquisition or a significant increase in production capacity; and
(6) unanticipated costs or problems associated with Year 2000 compliance.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets         Consolidated Papers, Inc. and Subsidiaries

                                                   As of December 31
(Dollars in thousands)                   1997          1996           1995
Current Assets
Cash and cash equivalents             $    13,169   $    12,928   $     5,372
Accounts and notes receivable,
  net of reserves of $6,374 in 1997,
  $5,313 in 1996 and $4,628 in 1995       160,874       126,103       140,072
Inventories
  Finished and partly finished
    products                               92,245        55,474        49,651
  Raw materials                            51,726        39,428        47,068
  Stores supplies                          6l,075        43,052        35,724
                                          205,046       137,954       132,443
Prepaid expenses                           26,506        46,912        36,930
  Total Current Assets                    405,595       323,897       314,817
Investments and Other Assets
Investments in affiliates, at cost
  plus equity in undistributed
  earnings                                 37,188        34,784        33,800
Restricted cash related to leases         427,026       423,618          -
Other assets                               23,877        42,553        42,666
Goodwill                                  148,049        59,034        73,401
                                          636,140       559,989       149,867
Plant and Equipment
Buildings                                 281,988       236,004       207,980
Machinery and equipment                 2,647,374     1,962,835     1,952,927
                                        2,929,362     2,198,839     2,160,907
  Less: Accumulated depreciation          883,265       775,080       830,764
                                        2,046,097     1,423,759     1,330,143
Land                                       13,383        11,447        11,106
Timber and timberlands, net of
  depletion                                26,391        25,150        22,890
Capital additions in process              219,904       188,000       104,238
                                        2,305,775     1,648,356     1,468,377
                                      $ 3,347,510   $ 2,532,242   $ 1,933,061
Current Liabilities
Current maturities of long-term debt  $      -      $      -      $    70,000
Accounts payable                           92,330        73,147        72,278
Payroll and employee benefits              65,628        49,661        49,426
Income taxes                                2,844          -           11,420
Property taxes                             11,082        10,016        11,797
Other current liabilities                  37,477        30,932        26,318
  Total Current Liabilities               209,361       163,756       241,239
Noncurrent Liabilities and
  Deferred Credits
Long-term debt                            868,665       272,467       197,000
Capital lease obligations                 456,321       462,084          -
Deferred income taxes                     309,875       251,955       221,560
Postretirement benefits                   152,470        98,614        93,702
Other noncurrent liabilities               33,151        13,544        20,763
                                        1,820,482     1,098,664       533,025
Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 200,000,000
  shares, par value $1.00 per share;
  issued 45,004,949 shares in 1997,
  44,768,361 shares in 1996 and
  44,623,881 shares in 1995                45,005        44,768        44,624
Capital in excess of par value             91,405        80,818        74,325
Cumulative translation adjustment          (2,610)       (2,290)       (2,369)
Treasury stock, at cost, 139,408 shares
  in 1997, 39,900 shares in 1996
  and 38,000 shares in 1995                (7,370)       (2,020)       (2,100)
Reinvested earnings                     1,191,237     1,148,546     1,044,317
  Total Shareholders' Investment        1,317,667     1,269,822     1,158,797
                                      $ 3,347,510   $ 2,532,242   $ 1,933,061

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


Consolidated Statements of Income   Consolidated Papers, Inc. and Subsidiaries

(Dollars in thousands, except per            For the Years Ended December 31
  share data)                               1997         1996         1995
Net sales                                $1,679,311   $1,545,091   $1,579,061
Cost of goods sold                        1,386,023    1,175,304    1,127,286
  Gross profit                              293,288      369,787      451,775
Selling, general and administrative
  expenses                                   83,778       78,527       67,025
  Income from operations                    209,510      291,260      384,750
Other Income (Expense)
Interest expense                            (49,576)     (15,298)     (11,711)
Interest income                              27,079       10,999        1,947
Miscellaneous, net                            3,381        2,209        5,759
  Total                                     (19,116)     ( 2,090)     ( 4,005)
Income before provision for
  income taxes                              190,394      289,170      380,745
Provision for Income Taxes
Current                                      46,922       90,019      108,035
Deferred                                     25,428       19,866       43,480
  Total                                      72,350      109,885      151,515
Net income                               $  118,044   $  179,285   $  229,230
Net income per share - basic             $     2.63   $     4.01   $     5.16
Net income per share - diluted           $     2.62   $     4.00   $     5.14
Average number of common
  shares outstanding                      44,846,198  44,674,982   44,418,780


Consolidated Statements of Shareholders' Investment

                              Capital            Net
                                in      Cumu-  Loss on
                              Excess   lative  Invest-
                                of     Trans-    ment    Treas-
(Dollars in         Common     Par     lation   Secur-    ury     Reinvested
thousands)          Stock     Value      Adj.   ities    Stock     Earnings
Balance,
  December 31, 1994  $44,200  $56,082  $(2,113)  $(879)  $  -     $  878,597
Net income              -        -        -          -      -        229,230
Cash dividends          -        -        -          -      -        (63,510)
Exercise of stock
  options                424   16,213     -          -      -           -
Tax benefit related
  to stock options      -       2,030     -          -      -           -
Translation             -        -      (  256)      -      -           -
Realized net loss
  on investment
  securities            -        -        -        879      -           -
Treasury stock
  purchase              -        -        -          -    (2,100)       -
Balance,
  December 31, 1995  $44,624  $74,325  $(2,369)  $   -   $(2,100) $1,044,317
Net income              -        -        -          -      -        179,285
Cash dividends          -        -        -          -      -        (75,056)
Exercise of stock
  options                144    6,248     -          -      -           -
Tax benefit related
  to stock options      -         240     -          -      -           -
Translation             -        -          79       -      -           -
Treasury stock
  purchase              -        -        -          -    (1,687)       -
Issuance of treasury
  stock                 -           5     -          -     1,767        -
Balance,
  December 31, 1996  $44,768  $80,818  $(2,290)  $   -   $(2,020) $1,148,546
Net income              -        -        -          -      -        118,044
Cash dividends          -        -        -          -      -        (75,353)
Exercise of stock
  options                237    9,683     -          -      -           -
Tax benefit related
  to stock options      -         962     -          -      -           -
Translation             -        -      (  320)      -      -           -
Treasury stock
  purchase              -        -        -          -    (7,646)       -
Issuance of treasury
  stock                 -         (58)    -          -     2,296        -
Balance,
  December 31, 1997  $45,005  $91,405  $(2,610)      -   $(7,370) $1,191,237


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Papers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                              For the Years Ended December 31
(Dollars in thousands)                          1997        1996       1995
Cash Flows from Operating Activities
Net income                                   $ 118,044  $ 179,285   $ 229,230
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and depletion               121,587    100,220      88,072
      Amortization of goodwill and
        intangibles                              7,013      7,600       4,582
      Undepreciated cost of plant and
        equipment retirements                    6,957      7,694       3,420
      Earnings of affiliates                  (  4,557)  (  3,341)   (  4,327)
      Deferred income taxes                     25,428     19,866      43,480
      (Increase) decrease in accounts
        receivable                              11,331     13,969       6,526
      (Increase) decrease in inventories      (  2,508)  (  5,511)   ( 18,051)
      (Increase) decrease in prepaid
        expenses                                11,801      1,135    (  9,314)
      Increase (decrease) in accounts
        payable                               ( 14,930)       869    (  9,674)
      Increase (decrease) in current
        liabilities, other than current
        maturities of long-term debt
        and accounts payable                     1,653   (  8,352)    24,697
      Increase (decrease) in postretirement
        benefits                              (    901)     4,912    (31,528)
      Increase (decrease) in other
        noncurrent liabilities                (  6,926)     3,201         92
Net Cash Provided by Operating Activities      273,992    321,547    327,205
Cash Flows from Investing Activities
Capital expenditures                          (236,198)  (287,893)  (158,716)
Acquisitions, net of cash                     (250,690)      -      (225,276)
Proceeds from sale and leaseback               135,600    422,398       -
Noncurrent investments                            -      (393,229)      -
Other                                              130      7,605      3,810
Net Cash (Used in) Investing Activities       (351,158)  (251,119)  (380,182)
Cash Flows from Financing Activities
Cash dividends                                ( 75,353)  ( 75,056)  ( 63,510)
Proceeds from long-term debt                   282,000     23,467     85,000
Repayment of long-term debt                   (405,103)      -          -
Net borrowings under lines of credit
  and revolvers                                270,389   ( 18,000)    12,137
Common stock issued (net)                        5,474      6,717     16,567
Net Cash Provided by (Used in)
  Financing Activities                          77,407   ( 62,872)    50,194
Net increase (decrease) in cash and
  cash equivalents                                 241      7,556   (  2,783)
Cash and cash equivalents - beginning
  of year                                       12,928      5,372      8,155
Cash and Cash Equivalents - end of year      $  13,169  $  12,928  $   5,372

Cash paid during the year for:
  Interest                                   $  29,333  $  17,281  $   7,330
  Income taxes                                  32,007     93,184    103,234

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995

 1.	Summary of Accounting Policies.

	Principles of Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Investments in companies in which ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method.

	Industry Segment - The Company operates in a single segment, which is paper and paper-related products. The Company grants credit to customers with businesses throughout the United States and Canada. A substantial portion of the Company's accounts receivable is with customers in the media and publishing industries. All receivables arising out of the normal course of business are uncollateralized. Sales to one customer, as a percent of net sales, amounted to 14.3%, 13.0% and 12.4% in 1997, 1996 and 1995, respectively, while sales to another customer amounted to 10.2% in 1997.

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

	Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Cash and cash equivalents are carried at cost, which approximates fair market value.

	Inventories - Inventories accounted for using the last-in, first-out
(LIFO) cost method (approximately 45% in 1997, 57% in 1996 and 56% in
1995) are stated at amounts that do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at December 31, 1997, 1996 and 1995, by $21.5 million, $21.3 million and
$30.8 million, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies, which are accounted for on a moving average cost basis.

	Goodwill Resulting from Business Acquisitions - Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of goodwill resulting from business acquisitions was $5.6 million, $4.1 million and $2.5 million in 1997, 1996 and 1995, respectively.
Subsequent to acquisitions, the Company continues to evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill is not recoverable. Recoverability is determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of those assets.

	Plant and Equipment - Plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Useful lives for financial reporting purposes are 20 years for land improvements, 33 years for buildings, and five to 20 years for machinery and equipment.

	The Company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
Interest capitalized in 1997, 1996 and 1995 was $3.1 million, $7.5 million and $1.2 million, respectively.

	Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts.

	Start-up Costs - Start-up costs of new capital projects are charged to expense as incurred. During l997, approximately $1.7 million of start-up costs relating to the Company's No. 35 paper machine project were charged against income. There were no start-up costs in 1996 or 1995.

	Timber and Timberlands - Timber and timberlands are recorded at cost, less amortization for cost of timber harvested. Amortization is computed on the units-of-production method. Timber carrying costs are expensed as incurred.

	Accounts Payable - The Company's banking system provides for the daily replenishment of major bank accounts for check-clearing requirements.
Accordingly, there were negative book cash balances of $30 million, $12 million and $14 million at December 31, 1997, 1996 and 1995, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the Consolidated Balance Sheets.

	Environmental Matters - The Company recognizes a liability for environmental remediation costs when it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and are generally recognized no later than completion of a remedial feasibility study. The
Company accrues closure costs and discounted amounts for long-term care costs for its landfills over their estimated useful lives. As of December 31, 1997, the Company had accrued $5.4 million of the anticipated $7.1 million for such costs.

	Income Taxes - Deferred income taxes have been provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences at the tax rate expected to be in effect when the temporary differences reverse.

	Net Income per Share - Effective January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards (SFAS) No.
128 "Earnings per Share," and, accordingly, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per share is calculated based on the dilutive effect of potential common shares. All prior period amounts have been restated for comparable purposes.

	Accounting Standards - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130,
"Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." The Company will adopt these disclosure requirements in 1998.

2.	Acquisitions.  Effective October 1, 1997, the Company acquired all of the outstanding stock of Repap USA, Inc., the holding company for Repap
Wisconsin, Inc. and Repap Sales Corporation, for approximately $258 million in cash and assumed debt of $419 million and other liabilities of
$156 million.  The Company renamed these operations Inter Lake Papers,
Inc., Inter Lake Wisconsin, Inc. and Inter Lake Sales Corp.,
respectively.  This acquisition was accounted for as a purchase and, accordingly, the assets and liabilities have been stated at their fair values with the excess of purchase price over assets acquired and liabilities assumed being recorded as goodwill.  Goodwill of $95 million resulting from the acquisition will be amortized over 20 years.  The purchase price allocation is subject to change as management continues to refine the estimated fair value of the acquired assets and assumed liabilities.  In management's opinion, any future revisions are expected to be immaterial.  Results of operations of the acquired companies are included in the consolidated financial statements subsequent to the acquisition.

	In December 1997, the Company repurchased $356 million of the $377 million face value of outstanding public debt of Repap Wisconsin, Inc.
The difference between the purchase price and fair value was not material.

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

	The unaudited consolidated pro forma results of operations for the periods ended December 31, 1997, 1996 and 1995 assume the July 1, 1995 acquisition occurred as of January 1, 1995 and the October 1, 1997 acquisition occurred as of January 1, 1996. The pro forma information is provided for information purposes only. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisitions been made as of those dates or of future results.

                                                  For the years ended
                                                      December 31
                                             1997         1996        1995
    (In thousands, except per share data) (Unaudited)  (Unaudited) (Unaudited)
    Net sales                              $2,025,628  $1,953,449  $1,820,659
    Net income                                 62,916     150,538     244,267
    Net income per share - basic                 1.40        3.37        5.50

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

	Both the bargaining and nonbargaining employees of Niagara of Wisconsin
Paper Corporation were included in Consolidated's pension plans under the terms of the purchase agreement. The amounts below reflect the assumption of these additional liabilities and costs from July 1, 1995.
The employees of Lake Superior Paper Industries continued under their defined contribution plan, which is not included. Effective January 1, 1998, employees of Lake Superior Paper Industries will be covered under the Company's plan for salaried employees. Benefits will accrue only on service on and after January 1, 1998.

	The Company's net periodic pension cost includes the following components:

     (In thousands)
                                                1997       1996       1995
     Service cost-benefits earned
       during the year                        $  13,760  $ 13,867   $  8,349
     Interest cost on projected benefits         31,247    29,730     27,145
     Actual return on plan assets              (107,378)  (53,260)   (73,448)
     Amortization of net asset at transition   (  2,839)  ( 2,839)   ( 2,608)
     Amortization of unrecognized prior
       service cost                               2,568     2,568      2,429
     Amortization of unrecognized net
       loss or (gain)                           (   172)       49    ( 1,698)
     Deferral of net asset gains                 65,388    19,247     41,666
     Net periodic pension cost                $   2,574  $  9,362   $  1,835

	The funded status of the Company's pension plans as of December 31, 1997, 1996 and 1995, based on projected December 31, 1997, 1996 and 1995 asset values, is as follows:

     (In thousands)                            1997        1996        1995
     Actuarial present value of
       benefit obligation:
         Vested benefit obligation          $(372,556)  $(337,952)  $(346,334)
         Accumulated benefit obligation     $(407,860)  $(369,731)  $(367,140)
     Projected benefit obligation           $(480,029)  $(444,637)  $(437,927)
     Plan assets at market value              615,648     514,314     468,312
     Plan assets in excess of
       projected benefit obligation           135,619      69,677      30,385
     Unrecognized net asset at transition    ( 17,027)   ( 19,866)   ( 22,705)
     Unrecognized net gain                   (148,938)   ( 80,334)   ( 35,652)
     Unrecognized prior service cost           19,072      21,640      24,207

     Prepaid (accrued) pension cost         $( 11,274)  $(  8,883)  $(  3,765)

	The actuarial assumptions used for determining the present value of the projected benefit obligation, as measured on December 31, 1997, 1996 and 1995, are as follows:

                                              1997        1996        1995
       Discount rate                          7.00%       7.25%       7.00%
       Expected long-term rate of
         return on the market
         value of plan assets                 9.00%       9.00%       8.50%
       Future compensation growth rate        5.00%       5.00%       5.00%

	The decrease in the discount rate in 1997 resulted in a $12.1 million increase in the accumulated benefit obligation. Plan assets are comprised primarily of corporate and U.S. Treasury debt securities and corporate equities.

	Other Postretirement Benefits - The Company provides certain medical, dental and life insurance benefits to qualifying retirees. These benefits are paid from a trust that holds corporate and U.S. Treasury debt securities and corporate equities.

	The postretirement benefits for both active and retired employees of Niagara of Wisconsin Paper Corporation, Lake Superior Paper Industries and Inter Lake Papers, Inc. were continued after the acquisitions. The amounts below reflect the assumption of these additional liabilities and costs from July 1, 1995, for Niagara of Wisconsin Paper Corporation and
Lake Superior Paper Industries and from October 1, 1997, for Inter Lake
Papers, Inc. Postretirement benefit cost for 1997, 1996 and 1995 includes the following components:

     (In thousands)                          1997        1996       1995
     Service cost-benefits earned
       during the year                     $   4,619   $   4,194   $   2,323
     Interest cost on accumulated
       postretirement benefit obligation      11,736      10,636       8,631
     Actual return on plan assets           (  9,076)     (4,550)     (2,387)
     Net amortization and deferral             4,894       1,724      (1,597)
     Total postretirement benefit cost     $  12,173   $  12,004   $   6,970

	The plan's funded status at December 31, 1997, 1996 and 1995, is as follows:

     (In thousands)                          1997        1996        1995
   Actuarial present value of benefit
   obligation:
     Retirees                              $(101,920)  $( 76,242)  $( 71,278)
     Fully eligible active participants     ( 36,861)   ( 28,197)   ( 27,227)
     Other active participants              ( 82,544)   ( 53,266)   ( 51,400)
     Accumulated postretirement
       benefit obligation                  $(221,325)  $(157,705)  $(149,905)
    Plan assets at market value               52,637      39,463      33,141
    Accumulated postretirement benefit
      obligation in excess of
      plan assets                          $(168,688)  $(118,242)  $(116,764)
    Unrecognized net loss                     21,830      28,509      31,530
    Unrecognized prior service cost         ( 18,051)   ( 19,445)   ( 20,839)
    Accrued postretirement benefit cost    $(164,909)  $(109,178)  $(106,073)

	The actuarial assumptions used for determining the accumulated post-retirement benefit obligations as measured on December 31, 1997, 1996 and 1995, are as follows:

                                                   1997      1996      1995
    Discount rate                                  7.00%     7.25%     7.00%
    Expected long-term rate of return
      on the market value of plan asset            9.00%     9.00%     8.50%
    Health-care cost trend rates:
      - Existing retirees through 2001             8.00%     8.00%     8.00%
                            Thereafter             5.00%     5.00%     5.00%
      - Future retirees through 2001               5.25%     5.25%     5.25%
                            Thereafter             4.00%     4.00%     4.50%

	The decrease in the discount rate in 1997 resulted in a $5.0 million increase in the accumulated benefit obligation. A one-percentage-point increase in the assumed postretirement benefit cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $33.4 million, and the total of the service and interest cost components of postretirement benefit cost for the year then ended by approximately $2.7 million.

 4.	Shareholders' Investment.  In April 1989, the shareholders approved a
Stock Option Plan providing for granting of options to directors, officers and all other nonunion employees.  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with FASB Statement No. 123, basic earnings per share would have been reduced by $.04, $.02 and $.01 for the years ended
December 31, 1997, 1996 and 1995, respectively.  Because the Statement
No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	The plan reserved 2.5 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant.

	Of the 1,205,664 options outstanding at December 31, 1997, 593,219 have exercise prices between $35.13 and $39.88, with a weighted average exercise price of $37.65 and a weighted average remaining contractual life of three years. All of these options are exercisable. The remaining 612,445 options have exercise prices between $40.25 and $55.31, with a weighted average exercise price of $49.20 and a weighted average remaining contractual life of eight years. 212,356 of these options are exercisable with a weighted average exercise price of $47.91.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively:
risk-free interest rates of 5.79%, 6.38% and 5.58%; expected dividend yields of 3.15%, 3.42% and 2.55%; expected lives of 10, 10 and 9.5 years;
and expected volatility of 19.25% and 18.81% for 1997 options, 16.41% and 16.57% for 1996 options, and 17.56% and 17.83% for 1995 options.

	There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the Board of Directors. As of December 31, 1997, none of the shares had been issued.

	An analysis of the Stock Option Plan at December 31, 1997, 1996 and 1995 follows:


                          Weighted              Weighted             Weighted
                           Average               Average              Average
                  1997    Exercise     1996     Exercise     1995    Exercise
                 Shares     Price     Shares      Price     Shares     Price
Outstanding at
  beginning of
  year          1,165,552   $ 42     1,039,278    $ 39    1,214,446    $ 37
Granted           237,629     49       208,700      53      183,579      46
Exercised        (169,179)    37      ( 75,084)     37     (348,780)     37
Expired or
  canceled       ( 28,338)    49      (  7,342)     47     (  9,967)     42
Outstanding at
  end of year   1,205,664     44     1,165,552      42    1,039,278      39
Exercisable at
  end of year     805,575     40       825,489      38      811,287      38

Weighted
  average fair
  value of
  options
  granted         $  12.60             $ 11.91              $ 17.10


 5.	Long-term Debt and Lines of Credit.  A summary of long-term debt as of
December 31 is as follows:

     (In thousands)                            1997        1996       1995
     Term loan from a financial
     institution, unsecured,
     with interest at 7.05%,
     due June 30, 2000                      $  30,000  $  30,000  $  30,000

     Term loan from a financial
     institution, unsecured,
     with interest at 7.40%,
     due June 30, 2005                         55,000     55,000     55,000

     Term loan from a financial
     institution, secured by equipment,
     with interest at 9.94%,
     repurchased in September, 1997             -         23,467       -

     Term loan from a financial
     institution, secured by equipment,
     with interest at 12.08%, due
     January 1, 2007                           30,241       -          -

     Senior Secured Notes with interest
     at 6.71% to 7.14%, due October 31,
     2004 to October 31, 2017                 277,000       -          -

     Industrial Revenue Bonds with
     interest at 4.3% due July 30, 2012         5,000       -          -

     First Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with
     9.25% interest, $19,473 face
     amount and due February 1, 2002           20,620       -          -

     Second Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with
     9.875% interest, $1,099 face
     amount and due May 1, 2006                 1,204       -          -

     Revolving credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 5.91%                            440,000       -          -

     Line of credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 6.91%, 5.96% and 5.96%,
     respectively                               9,600     164,000    182,000
                                              868,665     272,467    267,000
     Less - current maturities                   -           -        70,000
     Total long-term debt                   $ 868,665   $ 272,467  $ 197,000

	The Company has a $750 million unsecured revolving credit agreement with 16 participating financial institutions with an expiration date of September 26, 2002. This agreement has a competitive bid loan option with varying rates of interest. The Company pays the banks a facility fee under this agreement.

	The Company has $295 million in unsecured lines of credit with six financial institutions. There are no commitment fees for these lines of credit; however, compensating balances are required in certain instances.
There are no restrictions on the Company's use of these compensating balances. Amounts due under these lines of credit have been classified as long-term debt because the Company has the intent and the unused facilities to refinance the loans on a long-term basis.

	The debt agreements contain restrictions on net worth and other matters.

	As of December 31, 1997, the maturities of long-term debt are as follows:

		(In thousands)
                           1998                 -
                           1999                 -
                           2000            $  30,000
                           2001                 -
                           2002            $ 460,620
                           Thereafter      $ 378,045

 6.	Leases.  The Company sold certain assets for $136 million in December,
1997.  The assets were leased back from the purchaser over a period of 16 years.  The resulting lease is being accounted for as an operating lease and the resulting gain of $17 million is being amortized over the life of the lease.  The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.  The lease contains renewal options at lease termination and purchase options at amounts approximating fair market value in 2005, 2010 and at lease termination.

	The Company sold certain assets for $253 million and $169 million in May
1996 and September 1996, respectively. The assets were leased back from the purchaser over a period of 15 years. Under the agreements, the Company will maintain deposits, initially in the amount of $393 million, which together with interest earned are expected to be sufficient to fund the Company's lease obligations, including the repurchase of the assets.
These lease agreements contain restrictions on net worth and other matters. These transactions are being accounted for as financing arrangements and the resulting gains are amortized over a 15-year period.
At December 31, 1997, the Company recorded assets for the deposits from the sale proceeds of $440 million and liabilities for the lease obligations of $469 million. $12.6 million of both the deposits and lease obligations are recorded as current. The net amount of capital lease assets at December 31, 1997, is $283 million.

	The Company also leases substantially all its production equipment at one of its locations acquired on July 1, 1995, under 25-year operating leases expiring in 2012. Rent expense for 1997, 1996 and 1995 (six months) was $29.8 million, $29.8 million and $14.9 million, respectively. This lease requires the Company to pay customary operating and repair expenses, and to observe certain operating restrictions and covenants. As discussed in
Note 11 of the Notes to Consolidated Financial Statements, the Company exercised its purchase option to buy out this lease in January, 1998.

	The Company also leases certain manufacturing facilities, office space, and machinery and equipment under various operating lease agreements, which have remaining lease terms of two to five years.

	Rent expense under all operating leases was approximately $33.8 million, $35.3 million and $20.3 million for 1997, 1996 and 1995, respectively.

	Future scheduled minimum lease payments, excluding the lease bought out in January 1998, under capital and noncancelable operating leases as of December 31, 1997, are as follows:

     (In thousands)                      Operating Leases     Capital Leases
     1998                                   $   9,413            $   21,087
     1999                                      12,313                25,551
     2000                                      10,381                26,844
     2001                                       9,988                28,203
     2002                                       9,410                29,631
     Later years                               72,607               884,461
     Total minimum lease payments           $ 124,112             1,015,777

     Imputed interest                                             ( 546,807)
     Present value of capitalized lease payments                    468,970
     Less - current portion
       (included in other current liabilities)                       12,649
     Long-term capitalized lease obligations                     $  456,321

 7.	Fair Values of Financial Instruments.  The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows:

                             1997              1996                1995
                       Carrying   Fair   Carrying   Fair     Carrying  Fair
  (In thousands)        Amount    Value   Amount    Value     Amount   Value
Cash and cash
  equivalents          $ 13,169 $ 13,169 $ 12,928 $  12,928  $  5,372 $  5,372
Restricted cash
  related to leases     439,675  439,675  423,618   423,618      -        -
Long-term debt,
  including current
  maturities            868,665  875,534  272,467   275,222   267,000  271,136

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

 8.	Income Taxes.

	The provision for income taxes includes the following components:

    (In thousands)                    1997         1996          1995
     Current:
       Federal                     $ 39,040      $  76,312     $  83,472
       State                          7,882         13,707        24,563
         Total current               46,922         90,019       108,035

     Deferred:
       Federal                       23,591         17,408        43,217
       State                          1,837          2,458           263
         Total deferred              25,428         19,866        43,480

     Total provision               $ 72,350      $ 109,885     $ 151,515

	The following summarizes the major differences between the U.S. statutory tax rates and the Company's effective tax rates:

                                      1997         1996           1995
     Statutory federal tax rates      35.0%        35.0%          35.0%
     State income taxes                3.3          4.0            4.9
     Other items                       (.3)        (1.0)          ( .1)

     Effective tax rates              38.0%        38.0%          39.8%

	Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In thousands)                         1997        1996        1995
       Current deferred taxes:
         Postretirement benefits           $   4,929   $   4,184   $   2,050
         Other                                 7,427       8,482       7,417
           Total current deferred taxes       12,356      12,666       9,467
       Noncurrent deferred taxes:
         Plant and equipment                (439,056)   (304,072)   (268,502)
         Postretirement benefits              60,698      39,051      33,350
         AMT credit                            1,403        -          4,728
         Net operating loss carryforward      50,322        -           -
         Valuation allowance                (  7,907)       -           -
         Other                                24,665      13,066       8,864
           Total noncurrent deferred taxes  (309,875)   (251,955)   (221,560)

       Total deferred taxes                $(297,519)  $(239,289)  $(212,093)

 9.	Research & Development.  Research and development expenses in 1997, 1996 and 1995 were approximately $6.8 million, $6.5 million and $5.8 million, respectively.

10.	Other Commitments.  The Company has agreed to purchase paper mill process steam from the City of Duluth Steam District No. 2 Cooperative
Association at a unit cost to be determined based upon operating, maintenance and capital costs of the steam plant.  In addition, the
Company pays an amount equal to the principal and interest requirements on $9.1 million of outstanding Steam Utility Revenue Bonds as of
December 31, 1997, which mature at various times through April 1, 2002, and certain other costs, principally capital expenditures.  The Company paid $2.8 million, $2.8 million and $1.4 million for 1997, 1996, and the six months ended December 31, 1995, to service these bonds.  Annual payments for the principal and interest portion of these bonds are expected to be $2.8 million in 1998 through 2001, with a final payment of
$.7 million in 2002.

	As of December 31, 1997, the Company had capital expenditure commitments outstanding of approximately $131 million.

11.	Subsequent Event.  In January 1998, the Company exercised its early purchase option to buy out an operating lease on production equipment at
Lake Superior Paper Industries by paying $149.3 million in cash and assuming $120.4 million in debt.  This purchase resulted in an increase in fixed assets of $269.7 million.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1997 and 1996:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1997
Net sales              $ 379,841  $ 392,975  $ 396,795  $ 509,700  $ 1,679,311
Gross profit              64,445     70,748     60,287     97,808      293,288
Net income                28,056     30,376     23,776     35,836      118,044
Net income per share -
  basic                      .63        .68        .52        .80         2.63

1996
Net sales              $ 424,139  $ 376,085  $ 380,833  $ 364,034  $ 1,545,091
Gross profit             105,857    102,630     84,860     76,440      369,787
Net income                52,735     49,062     40,268     37,220      179,285
Net income per share -
  basic                     1.18       1.10        .90        .83         4.01


Net income per share is based upon the weighted average number of shares outstanding during the period.

1997 amounts reflect the acquisition, effective October 1, 1997, of Inter Lake
Papers, Inc. formerly Repap USA.

1996 amounts reflect a lower 1996 tax rate, resulting in a benefit of 12 cents per share, all recorded in the fourth quarter.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Consolidated Papers, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1997, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows (see Pages 14, 15, 16, and 17) for each of the years in the three-year period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1997, 1996 and
1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



Milwaukee, Wisconsin,
January 15, 1998.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen LLP) on accounting and financial disclosure.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held April 27, 1998 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.

Item 11.  EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 27, 1998 and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 27, 1998 and is incorporated herein by reference.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K Annual
     Report:

     1.  Financial Statements.

         Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

            Consolidated Balance Sheets As Of December 31, 1995, 1996 and
            1997.

            Consolidated Statements of Income for the Years Ended December 31,
            1995, 1996 and 1997.

            Consolidated Statements of Shareholders' Investment for the Years
            Ended December 31, 1995, 1996 and 1997.

            Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1995, 1996 and 1997.

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

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration
Statement File No. 33-28786, Registration Statement File No. 33-37838,
Registration Statement File No. 33-60263 and Registration Statement File
No. 33-64393.


                                                        /s/ARTHUR ANDERSEN LLP
                                                           ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 25, 1998.

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

      4.a.  $750,000,000 Credit Agreement among the Registrant and Wachovia
            Bank of Georgia, N.A. (Filed as Exhibit 4.a. to Registrant's
            Current Report on Form 8-K (Date of Report September 30, 1997) and incorporated herein by reference.)

      4.b. $277,000,000 Note Purchase Agreement dated October 15, 1997 between the Registrant and the purchasers listed therein (together with a list briefly identifying the contents of all omitted exhibits and schedules thereto). (Filed electronically herewith.)
            The Registrant agrees to provide copies of such exhibits and schedules to the Commission upon request.

            The Registrant has additional long-term debt that does not exceed
            10 percent of its total assets. The Registrant agrees to provide copies of agreements covering such indebtedness to the Commission on request.

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

     10.i.  1996 Compensation Award Program description.  (Filed as Exhibit
            10.i. to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.)

     10.j. 1997 Compensation Award Program description. (Filed electronically herewith.)

     10.k.  Consolidated Papers, Inc. 1998 Incentive Compensation Plan.
            (Filed with the Registrant's proxy statement dated March 17, 1998 and incorporated by reference.)

     21.    Subsidiaries of the Registrant. (Filed electronically herewith.)

     27.    Financial Data Schedule. (Filed electronically herewith.)

     99.    Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
            Investment Plan for the year ended December 31, 1997 (to be filed within 180 days after the Plan's year-end).

     Exhibits 2, 11, 12, 13, 16, 18, 22, 23, and 24 are omitted as not applicable or not required under rules of Regulation S-K.

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

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/Gorton M. Evans                                     March 25, 1998
Gorton M. Evans, President and                                  Date
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/George W. Mead                                     Date  March 25, 1998
George W. Mead, Chairman of the Board,
and Director

/s/Gorton M. Evans                                    Date  March 25, 1998
Gorton M. Evans, President and
Chief Executive Officer, and Director

/s/Richard J. Kenney                                  Date  March 25, 1998
Richard J. Kenney, Senior Vice President, Finance
(Principal Financial Officer)

/s/David P. Nimtz                                     Date  March 25, 1998
David P. Nimtz, Controller

/s/Ruth Baldwin Barker                                Date  March 25, 1998
Ruth Baldwin Barker, Director

/s/Patrick F. Brennan                                 Date  March 25, 1998
Patrick F. Brennan, Director

/s/Wiley N. Caldwell                                  Date  March 25, 1998
Wiley N. Caldwell, Director

/s/James D. Ericson                                   Date  March 25, 1998
James D. Ericson, Director

/s/Sally M. Hands                                     Date  March 25, 1998
Sally M. Hands, Director

/s/J. Joseph King                                     Date  March 25, 1998
J. Joseph King, Director

/s/Bernard S. Kubale                                  Date  March 25, 1998
Bernard S. Kubale, Director

/s/D. Richard Mead, Jr.                               Date  March 25, 1998
D. Richard Mead, Jr., Director

/s/Gilbert D. Mead                                    Date  March 25, 1998
Gilbert D. Mead, Director

/s/Lawrence R. Nash                                   Date  March 25, 1998
Lawrence R. Nash, Director

/s/Glenn N. Rupp                                      Date  March 25, 1998
Glenn N. Rupp, Director

/s/John S. Shiely                                     Date  March 25, 1998
John S. Shiely, Director


Schedule II - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                  Charges
                                                    For
                                                  Purposes
                                                  For Which
                                      Additions    Reserve
                          Beginning    Charged       Was       Ending
                           Balance    To Income    Created     Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1997        $ 5,313     $ 1,143     $    82     $ 6,374

               1996        $ 4,628     $   861     $   176     $ 5,313

               1995        $ 4,066     $ 1,625     $ 1,063     $ 4,628

EXHIBIT 10.j. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997



April 21, 1997

We are pleased to announce that the details of the 1997 Compensation Award
Program (CAP) have been finalized. This year's program represents a major revision from the program that has been in existence since 1992. While it has been very successful for Consolidated and its management employees, like any program, it should be periodically reviewed.

The maximum potential CAP award has been increased from 3% to 5% of normal earnings. This is the second consecutive year that the potential award has been increased.

Another change is that each division/department will have annual goals that are unique to them. They will then be measured against those goals and based upon their results receive different CAP awards. We believe this will more appropriately recognize employees for achievements in those areas where they have some control.

An outline of the 1997 program is attached. You will receive further details regarding the goals for your specific division/department from your manager.

We hope this program can help make 1997 a great year.


/s/ Gorton M. Evans


                         1997 COMPENSATION AWARD PROGRAM

                                   ELIGIBILITY

You will be eligible for a CAP award in 1997 based upon the following conditions:

1.	You must be a management employee from January 1, 1997 through
December 31, 1997.

2.	You must be eligible to participate in TIP.

3.	You must receive a merit increase during 1997.

4.	If you are employed in a staff department, you must have a CAP goal and make significant progress toward meeting that goal.  This goal can be either an individual goal or a team goal.  Staff Budget Managers will be asked to approve each eligible employee in their department for a CAP award based upon their achievement toward their individual or team CAP goal.

                                    TARGETS

The 1997 Compensation Award Program is designed to have different goals for operating divisions and staff departments. This enables the company to more appropriately reward employees in each area of the company for their results.

Operating Divisions - A matrix is designed for each operating division with four performance categories. (See example on next page.) Controllable costs remains one of the four categories. It can result in a CAP award of up to 2% of normal earnings if a $25 million savings level is achieved and is based upon total favorable controllable costs for the corporation. Other categories in the various matrices are custom designed for each division and include safety performance, quality performance, environmental performance and percent return on capital among others.

The other categories were developed for each individual operating division with specific goals based upon that division's past performance. The potential CAP award for each of the three remaining categories is up to 1% of normal earnings. This results in a total potential award of up to 5%.

Division management will communicate the 1997 CAP award categories and award matrix to the management employees of their divisions.

Staff Departments - Staff departments also have the potential to receive a CAP award of up to 5%. This award will be made up of two components. Since staff departments are expected to support the operating divisions in achieving their goals, they will receive 60% of the average CAP award of the operating divisions for the first component. The maximum award potential for this component is 3% (60% of 5%).

The second component of the CAP award for staff departments will have a maximum potential award of up to 2% of normal earnings and will be based upon CAP goals. Each staff department will develop and submit CAP goals as done in past years. The CAP results will be evaluated by each vice president based upon the following criteria:

             CAP Goal Results                CAP Goal Award
            Outstanding                     100% of 2% = 2%
            Overly Exceeds Goal              80% of 2% = 1.6%
            Exceeds Goal                     60% of 2% = 1.2%
            Meets Goal                       40% of 2% =  .8%
            Almost Meets Goal                20% of 2% =  .4%

The recommendation will then be submitted to Mr. Evans for approval.

                                    AWARD

As a management employee of Consolidated Papers, Inc., you will be eligible to receive a maximum award of 5% of your 1997 normal earnings as a contribution of company stock into your Tax-Saver & Investment Plan (TIP) account. If you do not have a TIP account, one will be established for you with this company contribution.

                         EXAMPLE:  OPERATING DIVISION

                                   Max.
                                   Award          1     2     3     4     5
Performance Category                 %     0%    20%   40%   60%   80%   100%
Controllable Costs (millions $)
(Total favorable for corporation)    2      <5    >5   >10   >15   >20   >25
Safety Performance
(Serious injury index)               1    >.35  <.35  <.30  <.25  <.20  <.15
Quality Performance
(Complaints/1000 tons)               1    >.68  <.68  <.62  <.56  <.50  <.44
Environmental Performance
(Weighted spills)                    1      >4    <4    <3    <2    <1    <0


                                       Maximum
                                        Award      % of
       Category             Results       %        Award    Award1
Controllable Costs           $12 M        2%        40%      .8%
Safety Performance           .18          1%        80%      .8%
Quality Performance          .54          1%        60%      .6%
Environmental Performance    1            1%        80%      .8%
                                                            3.0% of 1997
                                                            normal earnings2

                          EXAMPLE - STAFF DEPARTMENT
Average Operating Division CAP Award        - 3.0% x 60% = 1.8%
Department CAP Goal Results
                         Meets Goal         - 2.0% x 40% =  .8%
                         Total CAP Award1                   2.6% of 1997
                                                           normal earnings2

1	Consolidated Papers, Inc. common stock equivalent to the value as noted.
2	This will exclude certain payments (special project pay, vacation taken as cash, etc.).

                                    SUMMARY

The Compensation Award Program for 1997 focuses not only on controllable costs but has placed greater emphasis on safety, quality and environmental performance among other criteria.

Controllable costs which you may have influence over may include such items as payroll, maintenance and repairs, outside services, expense work orders, waste, emergency material usage, etc.

Staff departments will develop specific goals that are tangible and measurable which can help to improve our bottom line.

Staff department goals for 1997 are to be submitted to Mr. Evans by May 16th.
Status reports must then be submitted to the staff qualify council at the end of each subsequent quarter.

If you have questions on the above, see your manager or call Chuck Bigelow at 3765.

EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997


                        SUBSIDIARIES OF THE REGISTRANT

Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated percents of their voting securities:

   Percent
   Voting
 Securities
  Owned By                                                State Or
Consolidated                                             Province Of
Papers, Inc.                 Subsidiary                 Incorporation
    100%         Consolidated Water Power Company        Wisconsin
    100%         Newaygo Forest Products Limited         Ontario
    100%         Consolidated Papers Foreign Sales
                   Corporation                           U.S. Virgin Islands
    100%         LSPI Duluth Corp.                       Minnesota
    100%         LSPI Paper Corporation                  Minnesota
    100%         LSPI Fiber Co.                          Minnesota
    100%         Superior Recycled Fiber Corporation     Minnesota
    100%         Consolidated Papers International
                   Leasing, L.L.C.                       Delaware
    100%         CONDEPCO, Inc.                          Delaware
    100%         Inter Lake Papers, Inc.                 Wisconsin
    100%         Inter Lake Wisconsin, Inc.              Wisconsin
    100%         Inter Lake Sales Corporation            New York

