Form 10-Q
period 1998-03-31
CONSOLIDATED PAPERS INC
filed 1998-05-13
CIK 23752

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 1998

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

             Common stock par value $1.00 outstanding April 30, 1998

                                45,119,541 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                      As Of
                                       March 31     March 31
                                         1998         1997      December 31
                                      (Unaudited)  (Unaudited)     1997

                                    ASSETS
Current Assets
  Cash and cash equivalents           $     9,860   $    22,431    $   13,169
  Receivables (net of reserves of
    $6,508 as of March 31, 1998,
    $5,546 as of March 31, 1997,
    and $6,374 as of December 31,
    1997)                                 159,658       120,605       160,874
  Inventories
    Finished stock                         86,036        49,056        81,858
    Unfinished stock                       10,689         6,246        10,387
    Raw materials and supplies            115,566        88,505       112,801
      Total inventories                   212,291       143,807       205,046
  Prepaid expenses                         34,801        32,113        26,506
    Total current assets                  416,610       318,956       405,595

Investments and other assets               57,914        77,525        61,065
Restricted cash related to leases         432,163       412,375       427,026
Goodwill                                  145,806        57,941       148,049
Plant and Equipment
  Buildings, machinery and equipment    3,327,493     2,206,433     2,929,362
    Less:  Accumulated depreciation       926,482       802,450       883,265
                                        2,401,011     1,403,983     2,046,097
Land and timberlands                       39,847        36,927        39,774
Capital additions in process              141,908       229,902       219,904
    Total plant and equipment           2,582,766     1,670,812     2,305,775
                                      $ 3,635,259   $ 2,537,609   $ 3,347,510

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable                    $   100,839   $    71,322   $    92,330
  Other                                   148,940       102,223       117,031
    Total current liabilities             249,779       173,545       209,361

Long-term debt                          1,074,315       267,553       868,665
Capital lease obligations                 461,987       442,507       456,321
Deferred income taxes                     317,396       256,104       309,875
Postretirement benefits                   156,239       101,068       152,470
Other noncurrent liabilities               30,011        15,137        33,151

Shareholders' Investment
  Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
  Common stock, shares issued
    45,194,461 as of March 31, 1998,
    44,817,098 as of March 31, 1997,
    and 45,004,949 as of December 31,
    1997                                   45,194        44,817        45,005
  Capital in excess of par value           98,467        82,821        91,405
  Accumulated other comprehensive
    income                                 (2,508)       (2,507)       (2,610)
Treasury stock, at cost, 132,851
    shares as of March 31, 1998,
    25,608 shares as of March 31, 1997,
    and 139,408 shares as of
    December 31, 1997                      (7,038)       (1,250)       (7,370)
  Reinvested earnings                   1,211,417     1,157,814     1,191,237
    Total shareholders' investment      1,345,532     1,281,695     1,317,667

                                      $ 3,635,259   $ 2,537,609   $ 3,347,510


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                   Three Months Ended
                                           March 31                December 31
                                     1998             1997            1997
Net sales                         $   517,009      $   379,841     $   509,700
Cost of goods sold                    412,882          315,396         411,892
  Gross profit                        104,127           64,445          97,808
Selling, general
  and administrative expenses          23,107           19,119          23,503
Income from operations                 81,020           45,326          74,305
Interest expense                      (24,044)          (7,828)        (22,526)
Interest income                         7,633            6,150           7,718
Miscellaneous, net                        463            1,604         ( 1,697)
  Total other income
    (expense), net                    (15,948)          (   74)        (16,505)
Income before provision for
  income taxes                         65,072           45,252          57,800
Provision for income taxes             26,029           17,196          21,964

Net income                        $    39,043      $    28,056     $    35,836

Net income per share - basic      $      0.87      $      0.63     $      0.80
Net income per share - diluted    $      0.86      $      0.62     $      0.79
Average number of
  common shares outstanding        44,919,192       44,750,789      44,890,836


                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

                                                   Three Months Ended
                                           March 31                December 31
                                     1998            1997             1997
Balance beginning of period       $ 1,191,237    $ 1,148,546       $ 1,174,266
Add:  Net income                       39,043         28,056            35,836
Deduct:  Cash dividends               (18,863)       (18,788)          (18,865)

Balance end of period             $ 1,211,417    $ 1,157,814       $ 1,191,237


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                                    Three Months Ended
                                                         March 31
                                                     1998           1997
Cash Flows from Operating Activities:
  Net income                                      $  39,043      $ 28,056
  Depreciation and depletion                         44,403        28,904
  Amortization of goodwill and intangibles            2,581         1,485
  Debt premium amortization                        (  1,773)         -
  Deferred income taxes                               7,521         4,149
  Earnings of affiliates                           (    874)      (   868)
  (Increase) decrease in current assets,
     other than cash and cash equivalents          ( 14,324)       14,444
  Increase (decrease) in current
    liabilities other than current
    maturities of long-term debt                     40,418         9,789
  Increase (decrease) in postretirement
    benefits                                          3,769         2,454
  Increase (decrease) in other noncurrent
    liabilities                                    (  3,140)        1,593
Net cash provided by operating activities           117,624        90,006

Cash Flows from Investing Activities:
  Capital expenditures                             (200,972)      (51,360)
  Other                                               4,318       ( 8,263)
Net cash (used in) investing activities            (196,654)      (59,623)

Cash Flows From Financing Activities:
  Cash dividends                                   ( 18,863)      (18,788)
  Increase (decrease) in long-term debt              87,001       ( 4,914)
  Other                                               7,583         2,822
Net cash provided by (used in) financing
  activities                                         75,721       (20,880)

Net increase (decrease) in cash and cash
  equivalents                                      (  3,309)        9,503
Cash and cash equivalents-beginning of period        13,169        12,928
  Cash and cash equivalents-end of period         $   9,860      $ 22,431

Cash paid during the period for:
  Interest                                        $  12,790      $  6,041
  Income taxes                                        9,466         1,445

Notes to Financial Statements:

1.	Reference is made to the Notes to Financial Statements that appear in the
1997 Annual Report on Form 10-K. The basic principles of those notes are pertinent to these statements.

2.	In January 1998, the company completed the exercise of its early purchase option to buy out an operating lease on production equipment at Lake
Superior Paper Industries by paying $149.3 million in cash and assuming
$120.4 million in debt. This purchase resulted in an increase in fixed assets of $269.7 million.

3.	The company adopted Statement of Financial Accounting Standards (SFAS)
No. 130, "Reporting Comprehensive Income" in the first quarter, 1998.
Other comprehensive income consists solely of the cumulative translation adjustment and is not material in any period.

4.	On April 27, 1998, the board of directors approved a two-for-one stock split. The split will be completed by distributing one additional share of stock for each share held on the record date of May 8, 1998.

                                 * * * * * *

		The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisition

Effective October 1, 1997, the company completed the acquisition of Repap USA, Inc., the holding company for Repap Wisconsin, Inc. and Repap Sales Corporation, in Kimberly, Wisconsin. The company renamed these operations Inter Lake Papers, Inc., Inter Lake Wisconsin, Inc. and Inter Lake Sales Corp., respectively. The operating results of the acquired companies subsequent to the acquisition dates are included in the Consolidated Statements of Income. Details of the acquisition are included in Note 2 of the Notes to Consolidated Financial Statements in the company's 1997 Annual Report.

Sales and Cost of Sales

Net sales for the first quarter were a record $517 million, an increase of 36% compared with the first quarter of 1997. Shipments for the quarter increased 29% to 557,000 tons, compared with 430,000 tons for the same period in 1997. The increase is primarily due to the October 1997 acquisition.

Net income for the first quarter of 1998 was $39 million, an increase of 39% compared with $28 million for the same period in 1997. The net earnings increase is primarily due to: improved selling prices for some paper grades; volume increases, including the October 1997 acquisition; and improved productivity on most grades.

The groundwood-free coated paper mill at the Wisconsin Rapids Division operated at 100% of capacity as it did during the first quarter of 1997. The Converting Division, which converts heavier-weight groundwood-free coated rolls into sheets, operated at 100% of available capacity, compared with 97% in the same period in 1997. Inter Lake Papers acquired in October 1997, which manufactures a combination of groundwood-free coated papers and groundwood coated papers operated at 100% of available capacity in the first quarter of 1998. The lightweight coated groundwood mills at the Biron, Wisconsin River and at the Niagara division operated at 100% of capacity, compared with 91% in the same period of 1997. The two smallest groundwood coated paper machines, Nos. 41 and 61, were idle during the first quarter of 1997. The No. 41 paper machine resumed operations on April 16, 1997, and No. 61 resumed operations on July 6, 1997.

During the first quarter of 1998, the coated specialty paper division at Stevens Point operated at 79% of capacity, compared with 100% in 1997. The reduced operating rate reflects the March 1997 start-up of the No. 35 paper machine, which increased this mill's available capacity 55%. The company's supercalendered paper machine at its Lake Superior Paper Industries facility underwent a 20-day rebuild in February, which included installation of a gap former, enabling the machine to produce supercalendered "A-Plus" paper grades. The mill otherwise operated at 100% of available capacity, compared with 96% in the first quarter of 1997. Due to weak recycled fiber market conditions, shipments of recycled fiber made from post consumer office wastepaper declined, with operations at 86% of available capacity during the period, compared with 100% during the first quarter of 1997. Shipments of corrugated products remained level, while paperboard products decreased compared with the first quarter of l997.

Gross profit margin as a percent of net sales increased in the first quarter 1998 to 20.1% from 17.0% in the first quarter 1997. Improved selling prices for some paper grades, volume increases and improved productivity resulted in the increase in gross profit margin. The first quarter 1997 was negatively affected by one-time expenses of $2 million (pretax), associated with the start-up of the new No. 35 specialty paper machine at Stevens Point Division. The first quarter 1998 was negatively affected by $8 million (pretax) due to the lost sales from the 20-day rebuild downtime plus associated delays in recovering normal productivity at the company's supercalendered papermaking facility.

Selling, general and administrative expenses increased $4 million when compared with last year's first quarter. The 1998 increase resulted from general inflation increases and the fold-in of the Inter Lake Papers' selling, general and administrative expenses.

Other income (expense) increased $16 million in first quarter 1998 as compared with first quarter 1997. Interest expense increased primarily due to the higher debt associated with the October 1997 acquisition and the Lake Superior Paper Industries operating lease buy-out.

The effective tax rate was 40.0% in 1998,compared with 38.0% for the first quarter 1997.

Liquidity and Capital Resources

The October 1997 acquisition was accounted for as a purchase and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods.

On March 31, 1998, the ratio of current assets to current liabilities was 1.7:1, compared with 1.9:1 at December 31, 1997. During the first quarter, working capital decreased by $29 million. Cash and cash equivalents decreased by $3 million and receivables decreased by $1 million. Inventories increased by $7 million. Prepaid expenses increased by $8 million, primarily due to higher prepaid insurance and tax benefits at March 31, 1998. Accounts payable and other current liabilities increased by $40 million, due primarily to an increase in interest payable, income taxes and leases payable at March 31, 1998, compared with December 31, 1997.

The company's debt increased $206 million during the quarter. The increase is due primarily to the company's exercise of its early purchase option to buy out an operating lease on production equipment at Lake Superior Paper Industries by paying $149 million in cash and assuming $120 million in debt. The resulting balance sheet long-term funded debt to capital ratio on March 31, 1998, was 44%, compared with 40% on December 31, 1997, and 17% on March 31, 1997.

Capital expenditures totaled $201 million compared with $51 million during the same period in 1997. The major first quarter 1998 expenditures included $149 million for the buy-out of the operating lease at Lake Superior Paper Industries, $8 million of a $86 million paper machine rebuild at Biron Division, and $7 million of a $30 million paper machine rebuild at Lake Superior Paper Industries. The company expects to spend a total of $389 million during 1998 for capital additions, including $149 million for the lease buy-out at Lake Superior Paper Industries.

Year 2000 Compliance

The company continues to assess the impact of the Year 2000 on its operations using a team of internal staff assisted by outside consultants. The company presently estimates that it will spend $20 million to $30 million to remediate existing business information and manufacturing systems over the next 18 to 24 months. In addition, a substantial amount of the company's engineering and information technology efforts will be diverted to Year 2000 projects during this period. The company's estimate does not include costs for items normally budgeted for routine upgrades or replacement.

The company will refine its cost estimates as testing proceeds and as additional information on the compliance status of specific items is received from vendors and others. Decisions will then be made to modify, replace or remove systems.

The company has initiated discussions with significant customers, suppliers and financial institutions in an effort to determine and assess those parties' Year 2000 compliance status. While the company believes that its efforts will adequately address its own Year 2000 concerns, it is possible that the company will be adversely affected by problems encountered by key customers and suppliers.

Notation

Certain statements in Management's Discussion and Analysis in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. A discussion of these risks and uncertainties may be found in the company's 1997 Annual Report and its Form 10-K Report for the year ended December 31, 1997, under the heading "Management's Discussion and Analysis - Liquidity and Capital Resources - Forward-looking Statements".


                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 27, 1998. At the meeting, the shareholders elected thirteen directors to hold office until the next annual meeting of shareholders, and approved the Consolidated Papers, Inc. 1998 Incentive Compensation Plan. Total shares represented in person or by proxy were 40,459,661, which was 90.01 percent of the 44,949,487 shares outstanding. The shares represented at the meeting were voted as follows:

Election of directors.

                                                Shares Voted

                         For
                           R.B. Barker           40,103,082
                           W.N. Caldwell         40,154,748
                           J.D. Ericson          40,172,267
                           G.M. Evans            40,170,131
                           S.M. Hands            40,160,073
                           J.J. King             40,171,810
                           B.S. Kubale           39,931,541
                           D.R. Mead, Jr.        40,162,944
                           G.W. Mead             40,166,782
                           G.D. Mead             40,167,057
                           L.R. Nash             39,557,667
                           G.N. Rupp             38,773,421
                           J.S. Shiely           40,170,313

                         Withheld authority
                           for all directors        287,394

                         Withheld authority
                           on some directors      1,398,846

Consolidated Papers, Inc. 1998 Incentive Compensation Plan.

                                          Shares Voted

                         For               34,984,956
                         Against            3,005,660
                         Withheld             393,382
                         Nonvotes           2,075,663

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)    Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

Items 1, 2, 3, and 5 are not applicable and have been omitted.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date       May 12, 1998

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date       May 12, 1998

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
