Form 10-Q
period 1998-06-30
CONSOLIDATED PAPERS INC
filed 1998-08-13
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

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

            Common stock par value $1.00 outstanding July 8, 1998

                               90,304,744 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                        As of
                                       June 30        June 30      December 31
                                         1998           1997          1997
                                     (Unaudited)    (Unaudited)

                                   ASSETS
Current Assets
  Cash and cash equivalents          $    12,008    $    16,638    $    13,169
  Receivables (net of reserves of
    $6,649 as of June 30, 1998,
    $5,767 as of June 30, 1997,
    and $6,374 as of December 31,
    1997)                                156,265        130,709        160,874
  Inventories
    Finished stock                        85,712         49,425         81,858
    Unfinished stock                      13,221          9,133         10,387
    Raw materials and supplies           118,201         88,469        112,801
      Total inventories                  217,134        147,027        205,046
  Prepaid expenses                        38,698         40,647         26,506
    Total current assets                 424,105        335,021        405,595
Investments and other assets              59,184         75,336         61,065
Restricted cash related to leases        434,567        423,474        427,026
Goodwill                                 143,550         56,847        148,049

Plant and Equipment
Buildings, machinery and equipment     3,335,733      2,313,866      2,929,362
  Less:  Accumulated depreciation        969,774        828,288        883,265
                                       2,365,959      1,485,578      2,046,097
Land and timberlands                      40,227         37,185         39,774
Capital additions in process             183,128        164,885        219,904
  Total plant and equipment            2,589,314      1,687,648      2,305,775
                                     $ 3,650,720    $ 2,578,326    $ 3,347,510

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable                   $   100,117    $    77,561    $    92,330
  Other                                  136,883        101,474        117,031
    Total current liabilities            237,000        179,035        209,361
Long-term debt                         1,085,394        270,553        868,665
Capital lease obligations                463,468        453,266        456,321
Deferred income taxes                    318,041        260,383        309,875
Postretirement benefits                  159,667        103,475        152,470
Other noncurrent liabilities              30,562         15,078         33,151

Shareholders' Investment
  Preferred stock, authorized and
    unissued 15,000,000 shares              -              -              -
  Common stock, shares issued
    90,567,654 as of June 30,
    1998, 89,773,382 as of
    June 30, 1997, and 90,009,898
    as of December 31, 1997               90,568         89,773         90,010
  Capital in excess of par value          56,970         40,718         46,400
Accumulated other comprehensive
  income                                  (2,574)        (2,113)        (2,610)
  Treasury stock, at cost, 265,702
    shares as of June 30, 1998,
    48,816 shares as of June 30,
    1997, and 278,816 shares as of
    December 31, 1997                     (7,046)        (1,190)        (7,370)
  Reinvested earnings                  1,218,670      1,169,348      1,191,237
    Total shareholders' investment     1,356,588      1,296,536      1,317,667

                                     $ 3,650,720    $ 2,578,326    $ 3,347,510


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                Three months ended          Six months ended
                             June 30          March 31          June 30
                        1998        1997        1998        1998        1997
Net sales            $   508,437  $ 392,975  $   517,009 $ 1,025,446 $ 772,816
Cost of goods sold       414,392    322,227      412,882     827,274   637,623
  Gross profit            94,045     70,748      104,127     198,172   135,193
Selling, general
  and administrative
  expenses                25,625     20,700       23,107      48,732    39,819
  Income from
    operations            68,420     50,048       81,020     149,440    95,374
Interest expense         (24,286)    (8,934)     (24,044)    (48,330)  (16,762)
Interest income            7,646      6,325        7,633      15,279    12,475
Miscellaneous, net         1,058      1,555          463       1,521     3,159
  Total other income
    (expense), net       (15,582)    (1,054)     (15,948)    (31,530)   (1,128)
Income before
  provision for
  income taxes            52,838     48,994       65,072     117,910    94,246
Provision for
  income taxes            21,135     18,618       26,029      47,164    35,814
Net income before
  extraordinary item      31,703     30,376       39,043      70,746    58,432
Loss on debt
  extinguishment, net
  of tax benefit
  of $3,069               (4,603)      -            -         (4,603)     -
Net income           $    27,100  $  30,376  $    39,043  $   66,143 $  58,432

Net income per share
  before extra-
  ordinary item
  -basic             $      0.36  $    0.34  $      0.43  $     0.79 $    0.65
Net income per share
  before extra-
  ordinary item
  -diluted           $      0.36  $    0.34  $      0.43  $     0.79 $    0.65

Net income per share
  -basic             $      0.30  $    0.34  $      0.43  $     0.73 $    0.65
Net income per share
  -diluted           $      0.30  $    0.34  $      0.43  $     0.73 $    0.65


Average number of
  common shares
  outstanding         90,248,024 89,649,354   89,838,384  90,044,336 89,575,874

                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)


                              Three months ended          Six months ended
                           June 30          March 31           June 30
                      1998        1997        1998        1998        1997
Balance beginning
  of period        $ 1,211,417 $ 1,157,814 $ 1,191,237 $ 1,191,237 $ 1,148,546
Add:  Net income        27,100      30,376      39,043      66,143      58,432
Deduct:  Cash
  dividends            (19,847)    (18,842)    (18,863)    (38,710)    (37,630)
Balance end of
  period           $ 1,218,670 $ 1,169,348 $ 1,211,417 $ 1,218,670 $ 1,169,348

                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                               Six Months Ended
                                                    June 30
                                               1998        1997
Cash Flows from Operating Activities:
Net income                                 $  66,143   $  58,432
  Depreciation and depletion                    89,571      59,039
  Amortization of goodwill and intangibles       5,046       2,970
  Debt premium amortization                   (  6,963)       -
  Deferred income taxes                         11,100       8,428
  Earnings of affiliates                      (  2,476)   (  2,692)
  (Increase) decrease in current assets,
     other than cash and cash equivalents     ( 19,671)   (  7,414)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt                24,705      15,279
  Increase (decrease) in postretirement
    benefits                                     7,197       4,861
  Increase (decrease) in other noncurrent
    liabilities                                 (2,589)      1,534
Net cash provided by operating activities      172,063     140,437

Capital expenditures                        (252,687)   ( 98,331)
  Other                                          3,452    (  4,587)
Net cash (used in) investing activities       (249,235)   (102,918)

Cash Flows from Financing Activities:
Cash dividends                              ( 38,710)   ( 37,630)
  Proceeds from long-term debt                 160,000        -
  Repayment of long-term debt                 (143,831)       -
  Net borrowings under lines of credit
    and revolvers                               87,100    (  1,914)
  Other                                         11,452       5,735
Net cash provided by (used in)
  financing activities                          76,011    ( 33,809)

Net increase (decrease) in cash and cash
  equivalents                                 (  1,161)      3,710
Cash and cash equivalents - beginning of
  period                                        13,169      12,928
Cash and cash equivalents - end of period    $  12,008   $  16,638

Cash paid during the period for:
  Interest                                   $  39,559   $  13,495
  Income taxes                                  36,354      14,153

Notes to Financial Statements:
1.	Reference is made to the Notes to Financial Statements that appear in the
1997 Annual Report on Form 10-K. The basic principles of those notes are pertinent to these statements.

2.	In January 1998, the company completed the exercise of its early purchase option to buy out an operating lease on production equipment at Lake
Superior Paper Industries by paying $149.3 million in cash and assuming
$120.4 million in debt. This purchase resulted in an increase in fixed assets in 1998 of $269.7 million. The company had previously purchased a portion of the equipment in December 1997 by paying $38.9 million in cash and assuming $30.2 million in debt. The total transaction resulted in an increase in fixed assets of $338.8 million.

3.	In the second quarter 1998, the company recognized a $4.6 million after taxes, or 6 cents per share - basic, 6 cents per share - diluted, extraordinary loss. The extraordinary loss was the result of the early redemption of the company's $143.8 million, face value, term loan assumed as part of the operating lease buyout on production equipment at Lake Superior Paper Industries (see Note 2). The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the write off of the remaining debt premium and net of income tax benefits of $3.1 million. The redemption of the 12.08% debt was financed with proceeds from private placement notes with interest rates between 6.93% and 7.30%.

4.	The company adopted Statement of Financial Accounting Standards (SFAS) No.
130, "Reporting Comprehensive Income" in the first quarter of 1998. Other comprehensive income consists solely of the cumulative translation adjustment and is not material in any period.

5.	On April 27, 1998, the board of directors approved a two-for-one stock split. The split was completed by distributing one additional share of stock for each share held on the record date of May 8, 1998. All share and per share data have been restated to reflect the stock split.

                         * * * * *

The financial information is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

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

Sales and Cost of Sales

Second quarter net sales increased $115 million or 29% and first six months' net sales increased $253 million or 33% compared with similar periods in 1997. Second quarter shipments were 549,000 tons, up 23%, and first six months' shipments were 1,106,000 tons, up 26%, when compared with similar periods in 1997. The increase is primarily due to the October 1997 acquisition.

Net income for the second quarter 1998 before an extraordinary charge of $5 million after taxes was $32 million, or 36 cents per share, which was an increase compared with $30 million or 34 cents per share, for 1997. After the extraordinary charge of $5 million, or 6 cents per share, the net income was $27 million, or 30 cents per share. The extraordinary charge was to refinance high-cost fixed-rate debt associated with the acquisition of Lake Superior Paper Industries. The company's earnings per share are reported on a diluted basis and reflect a two-for-one split of the company's common stock announced on April 27, with a payable date of May 22.

The groundwood-free coated paper mill, Wisconsin Rapids Division, operated at 89% of capacity for the second quarter and 95% of capacity the first six months 1998, compared with 100% of capacity for the second quarter and for the first six months of 1997. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, operated at 91% of capacity in the second quarter of 1998 and at 96% of capacity for the first six months of 1998, compared with 100% for the second quarter and 98% for the first six months in 1997.

The lightweight groundwood coated paper mills, Biron, Wisconsin River and Niagara divisions, on a combined basis, operated at 100% of capacity for both the second quarter and the first two quarters of 1998, compared with 96% of capacity for the second quarter and 94% for the first two quarters of 1997. The two smallest groundwood coated paper machines, Nos. 41 and 61, were idle during the first quarter of 1997. No. 41 paper machine resumed operations on April 16, 1997, and No. 61 resumed operations on July 7, 1997.

The coated specialty paper division (Stevens Point) operated at 91% of capacity in the second quarter and 85% of capacity for the first six months 1998, compared with 92% of capacity in the second quarter and 96% of capacity in the first six months 1997. The reduced operating rates beginning in the second quarter of 1997 reflect the March 1997 start-up of the No. 35 paper machine, which increased this mill's available capacity 55%.

Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of capacity in both the second quarter and first six months 1998, compared with 100% of capacity in the second quarter and 98% of capacity in the first six months 1997. The company's supercalendered paper machine at its Lake Superior Paper Industries facility underwent a 20-day rebuild in February, which included installation of a gap former, enabling the machine to produce supercalendered "A Plus" paper grades.

Due to weak recycled fiber market conditions, shipments of recycled fiber made from postconsumer office wastepaper declined, with operations at 92% of available capacity during the second quarter of 1998 and 88% of capacity for the first six months of 1998, compared with 89% during the second quarter of 1997 and 94% for the first six months of 1997. Shipments of paperboard products decreased 8% compared with year 1997 and corrugated products decreased by 5% compared with 1997.

Gross profit margins as a percent of net sales increased to 18.5% and 19.3% for the second quarter and first six months of 1998, compared with 18.0% and 17.5% for the similar periods in 1997. The increase in gross profit margins were due to productivity and volume improvements which more than offset the unfavorable product mix and a reduction in lease expense. (See footnote two in the Notes to Financial Statements.)

Selling, general and administrative expenses as a percent of net sales were 5.0% and 4.8% for the second quarter and first six months of 1998, respectively, compared with 5.3% and 5.2% for the similar periods in 1997. Selling, general and administrative expenses are typically considered to be fixed costs and thus go down as a percent of sales as shipments and revenue increase.

Other income (expense) increased $15 million in second quarter 1998 and $30 million for the first six months 1998 as compared with similar periods in 1997. Interest expense increased primarily due to the higher debt associated with the October 1997 acquisition and the Lake Superior Paper Industries operating lease buyout.

The effective tax rate was 40.0% in 1998,compared with 38.0% for 1997.

Liquidity and Capital Resources

The October 1997 acquisition was accounted for as a purchase and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods.

On June 30, 1998, the ratio of current assets to current liabilities was 1.8:1, compared with 1.9:1 at June 30, 1997. During the second quarter, working capital increased by $20 million. Cash and cash equivalents increased by $2 million and receivables decreased by $3 million. Inventories increased by $5 million. Prepaid expenses increased by $4 million, primarily due to higher tax benefits and timings at June 30, 1998. Accounts payable and other current liabilities decreased by $13 million, due primarily to a decrease in interest payable and income taxes at June 30, 1998, compared with March 31, 1998.

Early in the first quarter of 1998, the company completed the exercise of its early purchase option to buy out the equity component of a 1987 leveraged operating lease on production equipment at Lake Superior Paper Industries. This transaction required an assumption of $144 million, face value, debt carrying an annual interest rate of 12.1%. To reduce carrying costs, the 12.1% interest rate debt was refinanced with $160 million of private placement notes, bearing interest at a weighted average rate of 7.2%. As a result of this refinancing, a one-time extraordinary charge to earnings of $4.6 million after taxes, or 6 cents per share, was recorded in the second quarter of 1998.

The company's long-term debt on the balance sheet increased $11 million during the second quarter and $217 million during the first six months 1998. The first half year increase is due primarily to the company's exercise of its early purchase option to buy out an operating lease on production equipment at Lake Superior Paper Industries by paying $149 million in cash and assuming $120 million in debt. The resulting balance sheet long-term funded debt to capital ratio on June 30, 1998, was 44%, compared with 40% on December 31, 1997, and 17% on June 30, 1997.

Capital expenditures in the second quarter 1998 totaled $52 million compared with $47 million during the same period in 1997. The major second quarter 1998 expenditures included $12 million of an $86 million paper machine rebuild at Biron Division, $8 million of $48 million supercalender and woodroom additions at Niagara Division, $3 million of a $17 million hot-soft calender addition at Stevens Point Division, and $2 million of a $30 million paper machine rebuild at Lake Superior Paper Industries. The company expects to spend a total of $240 million during 1998 for capital additions, not including $149 million for the lease buyout at Lake Superior Paper Industries.

Year 2000 Compliance

The company continues to assess the impact of the Year 2000 on its operations using a team of internal staff assisted by outside consultants. The company has defined a nine-step process toward Year 2000 compliance: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts);
(4) detailed assessment (identify where failures may occur, determine solution and plan to repair or replace); (5) resolution (repair, retire or replace non-compliant systems; create bridges to other systems and perform unit testing);
(6) test planning; (7) test execution; (8) deployment of compliant systems; and (9) fallout (remove bridges and patches, recertify standards). The planning and awareness, inventory, and triage stages are largely complete.
The company is now engaged in detailed assessment, resolution, test planning and, where possible, test execution. Some testing can only occur in the course of scheduled equipment downtimes. Testing is scheduled to continue through July 1999.

The company presently estimates that it will spend $20 million to $30 million to remediate or replace existing business information and manufacturing systems over the course of this project. Most of these costs are attributable to remediation or replacement of manufacturing systems. In addition, a substantial amount of the company's engineering and information technology efforts will be diverted to Year 2000 projects during this period. The company's estimate does not include costs for items normally budgeted for routine upgrades or replacement. The company will refine its cost estimates as testing proceeds and as additional information on the compliance status of specific items is received from vendors and others. Decisions will then be made to modify, replace or remove systems.

While the company believes that its efforts will adequately address its internal Year 2000 concerns, it is possible that the company will be adversely affected by problems encountered by key customers and suppliers. The company has initiated discussions with significant customers, suppliers and financial institutions in an effort to determine and assess those parties' Year 2000 compliance status. Based upon results of its assessment of suppliers' compliance status, the company will establish contingency plans which will principally involve identification of alternative sources of supply. This may prove difficult, particularly with respect to existing assets which require repair, upgrade or replacement parts from the original vendor. Also, the company is concerned about the continued availability of electrical power from its suppliers. The company purchases approximately 60% of its electrical power needs. Should the electrical power grid be disrupted as a result of Year 2000 failures, the company may be forced to curtail operations until the grid is restored. The company is not likely to develop contingency plans relating to its customers' compliance status. Should problems arise which prevent customers from purchasing or using the company's products, the company would likely take manufacturing downtime and other steps designed to minimize costs during a period of reduced demand.

The company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or of the economy as a whole, either of which could have a material adverse impact on the company.

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


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (4)(c) $160,000,000 Note Purchase Agreement dated May 8, 1998 between the Registrant and The Prudential Insurance Company of America.

     (27)    Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 12, 1998

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date     August 12, 1998

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary

EXHIBIT (4)(c) TO FORM 10-Q
FOR CONSOLIDATED PAPERS, INC.
FOR THE QUARTER ENDED
JUNE 30, 1998


                            EXECUTION COPY

                        CONSOLIDATED PAPERS, INC.
                               231 FIRST AVENUE NORTH
                                    P.O. BOX 8050
                          WISCONSIN RAPIDS, WICONSIN 54495


       $30,000,000 6.93% Senior Notes, Series F, due May 8, 2009
       $65,000,000 7.24% Senior Notes, Series G, due May 8, 2018
       $65,000,000 7.30% Senior Notes, Series H, due May 8, 2023

                         NOTE PURCHASE AGREEMENT

                         DATED AS OF MAY 8, 1998


TO THE PURCHASER LISTED IN
THE ATTACHED SCHEDULE A

Ladies and Gentlemen:

CONSOLIDATED PAPERS, INC., a Wisconsin corporation (the "Company"), agrees with you as follows:

                   SECTION 1.  AUTHORIZATION OF NOTES

The Company will authorize the issue and sale of (i) $30,000,000 aggregate principal amount of its 6.93% Senior Notes, Series F, due May 8, 2009 (the "Series F Notes"; such term to include any notes of the same series issued in substitution therefor pursuant to Section 13 of this Agreement), (ii) $65,000,000 aggregate principal amount of its 7.24% Senior Notes, Series G, due May 8, 2018 (the "Series G Notes"; such term to include any notes of the same series issued in substitution therefor pursuant to Section 13 of this Agreement), and (iii) $65,000,000 aggregate principal amount of its 7.30% Senior Notes, Series H, due May 8, 2023 (the "Series H Notes"; such term to include any notes of the same series issued in substitution therefor pursuant to Section 13 of this Agreement). The Series F Notes, the Series G Notes and the Series H Notes are herein collectively referred to as the "Notes".

The Series F Notes shall be substantially in the form set out in Exhibit 1A, with such changes therefrom, if any, as may be approved by you and the Company. The Series G Notes shall be substantially in the form set out in
Exhibit 1B, with such changes therefrom, if any, as may be approved by you and the Company. The Series H Notes shall be substantially in the form set out in
Exhibit 1C, with such changes therefrom, if any, as may be approved by you and the Company.

Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

                 SECTION 2.  SALE AND PURCHASE OF NOTES

Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Notes of the series and in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof.

                          SECTION 3.  CLOSING

The sale and purchase of the Notes to be purchased by you shall occur at the offices of Prudential Capital Group, Two Prudential Plaza, Suite 5600, Chicago, Illinois 60601, at 10:00 A.M. Chicago time, at a closing (the "Closing") on May 8, 1998. At the Closing the Company will deliver to you the Notes to be purchased by you in the form of a single Note for each series of Notes to be purchased by you (or such greater number of Notes of each series to be purchased by you in denominations of at least $100,000 as you may request) dated the date of the Closing and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 8736-096877 at Wachovia Bank Winston Salem, Winston Salem, North Carolina, ABA #053100494. If at the Closing the Company shall fail to tender such Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your reasonable satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

                   SECTION 4.  CONDITIONS TO CLOSING

Your obligation to purchase and pay for the Notes to be sold to you at the Closing is subject to the fulfillment to your reasonable satisfaction, prior to or at the Closing, of the following conditions:

Section 4.1.	Representations and Warranties.  The representations and
warranties of the Company in this Agreement shall be correct when made and at the time of the Closing.

Section 4.2.	Performance; No Default.  The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing, and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Schedule 5.14), no Default or Event of Default shall have occurred and be continuing.

Section 4.3.	Compliance Certificates.

(a)	Officer's Certificate.  The Company shall have delivered to you an
Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.

(b)	Secretary's Certificate.  The Company shall have delivered to you a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Notes and the Agreements.

Section 4.4.	Opinions of Counsel.  You shall have received opinions in form and substance reasonably satisfactory to you, dated the date of the Closing
(a) from Carl H. Wartman, Esq., General Counsel of the Company, covering the matters set forth in Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may request (and the Company hereby instructs its General Counsel to deliver such opinion to you) and (b) from Wiley S. Adams, Esq., your counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(b) and covering such other matters incident to such transactions as you may request.

Section 4.5.	Purchase Permitted by Applicable Law, Etc.  On the date of the
Closing your purchase of Notes shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (ii) not violate any applicable law or regulation (including, without limitation, Regulation U, T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by you, you shall have received an Officer's Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase satisfies the foregoing conditions.

Section 4.6.	[Intentionally Left Blank.]

Section 4.7.	Payment of Structuring Fee.  The Company shall have paid to The
Prudential Insurance Company of America on or before the Closing a structuring fee in the amount of $50,000.

Section 4.8.	Private Placement Number.  A Private Placement number issued by
Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Series F Notes, the Series G Notes and the Series H Notes.

Section 4.9.	Changes in Corporate Structure.  The Company shall not have
changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

Section 4.10.	Proceedings and Documents.  All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to you and your counsel, and you and your counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

        SECTION 5.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Company represents and warrants to you that:

Section 5.1.	Organization; Power and Authority.  The Company is a
corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement and the Notes and to perform the provisions hereof and thereof.

Section 5.2.	Authorization, Etc.  This Agreement and the Notes have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and provided that the availability of equitable remedies (including, without limitation, specific performance) remains subject to the discretion of the courts.

Section 5.3.	Disclosure.  This Agreement and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since March 31, 1998, there has been no change in the financial condition, operations, business or properties of the Company or any of its Restricted Subsidiaries except changes that individually or in the aggregate would not reasonably be expected to have a Material Adverse Effect.

Section 5.4.	Organization and Ownership of Shares of Subsidiaries.

(a)	Schedule 5.4 is (except as noted therein) a complete and correct list of the Company's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Company and each other Subsidiary. Schedule 5.4 identifies which Subsidiaries are designated Unrestricted Subsidiaries as of the date of the Closing.

(b)	All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Company or its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.4).

(c)	Each Restricted Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Restricted
Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

Section 5.5.	Financial Statements.  The Company has delivered to you copies of the financial statements of the Company and its Restricted Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Company and its Restricted Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments and the absence of footnotes).

Section 5.6.	Compliance With Laws, Other Instruments, Etc.  The execution, delivery and performance by the Company of this Agreement and the Notes will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Restricted Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other Material agreement or instrument to which the Company or any Restricted Subsidiary is bound or by which the Company or any Restricted Subsidiary or any of their respective Material properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Restricted Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Restricted Subsidiary.

Section 5.7.	Governmental Authorizations, Etc.  No consent, approval or
authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by the Company of this Agreement or the Notes.

Section 5.8.	Litigation; Observance of Statutes and Orders.

(a)	There are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Restricted Subsidiary or any property of the Company or any Restricted Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

(b)	Neither the Company nor any Restricted Subsidiary is in default under any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation
Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

Section 5.9.	Taxes.  The Company and its Subsidiaries have filed all income tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments payable by them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments.

    (  i)	the amount of which is not, individually or in the aggregate,
Material,

    ( ii)	the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP, or

    (iii)	for which the Company or a Subsidiary is entitled to be indemnified
(to the extent of such indemnification) by Repap Enterprises, Inc., a corporation incorporated under the laws of Canada, pursuant to the Repap Acquisition Documents.

The Federal income tax liabilities of the Company and its Subsidiaries have been determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended December 31, 1988.

Section 5.10.	Title to Property; Leases.  The Company and its Restricted
Subsidiaries have good and sufficient title to their respective Material properties, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by the Company or any Restricted Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement, except for those defects in title and Liens that, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect. All Material leases are valid and subsisting and are in full force and effect in all material respects.

Section 5.11.	Licenses, Permits, Etc.  The Company and its Restricted
Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that are Material, without known conflict with the rights of others, except for those conflicts that, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect.

Section 5.12.	Compliance with ERISA.

(a)	The Company and each ERISA Affiliate have operated and administered each
Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and would not reasonably be expected to result in a Material Adverse Effect. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that would reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

(b)	The present value of the aggregate benefit liabilities under each of the
Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities. The term
"benefit liabilities" has the meaning specified in Section 4001 of ERISA and the terms "current value" and "present value" have the meanings specified in Section 3 of ERISA.

(c)	The Company and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

(d)	The expected post-retirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company and its Subsidiaries is not Material.

(e)	The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code.
The representation by the Company in the first sentence of this Section
5.12(e) is made in reliance upon and subject to the accuracy of your representation in Section 6.2 as to the sources of the funds to be used to pay the purchase price of the Notes to be purchased by you.

Section 5.13.	Private Offering by the Company.  Neither the Company nor anyone acting on its behalf has offered the Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than you. Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Notes to the registration requirements of Section 5 of the Securities Act.

Section 5.14.	Use of Proceeds; Margin Regulations.  The Company will apply the proceeds of the sale of the Notes as set forth in Schedule 5.14. No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve
System (12 CFR 221), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 5% of the value of the consolidated assets of the Company and its Restricted Subsidiaries and the Company does not have any present intention that margin stock will constitute more than 5% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation U.

Section 5.15.	Existing Indebtedness.  Schedule 5.15 sets forth a complete and correct list of all outstanding Indebtedness of the Company and its Restricted Subsidiaries as of March 31, 1998, since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Indebtedness of the Company or its Restricted Subsidiaries.
 Neither the Company nor any Restricted Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of the Company or such Restricted Subsidiary and no event or condition exists with respect to any Indebtedness of the Company or any Restricted Subsidiary the outstanding principal amount of which exceeds $10,000,000 that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

Section 5.16.	Foreign Assets Control Regulations, Etc.  Neither the sale of the Notes by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

Section 5.17.	Status under Certain Statutes.  Except as disclosed in Schedule
5.17, neither the Company nor any Restricted Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the ICC Termination Act of 1995, as amended, or the Federal Power Act, as amended.

               SECTION 6.  REPRESENTATIONS OF THE PURCHASER

Section 6.1.	Purchase for Investment.  You represent that you are purchasing the Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

Section 6.2.	Source of Funds.  You represent that at least one of the
following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

(a)	the Source is an "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption ("PTE") 95-60
(issued July 12, 1995) and there is no employee benefit plan, treating as a single plan all plans maintained by the same employer or employee organization, with respect to which the amount of the general account reserves and liabilities for all contracts held by or on behalf of such plan, exceeds ten percent (10%) of the total reserves and liabilities of such general account (exclusive of separate account liabilities) plus surplus, as set forth in the NAIC Annual Statement filed with your state of domicile; or

(b)	the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued
July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

(c)	the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM
Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM
(applying the definition of "control" in Section V(e) of the QPAM
Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (c); or

(d)	the Source is a governmental plan; or

(e)	the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (e); or

(f)	the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

                 SECTION 7.  INFORMATION AS TO COMPANY

Section 7.1.	Financial and Business Information.  The Company shall deliver to each holder of Notes that is an Institutional Investor:

(a)	Quarterly Statements - within 60 days after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

    ( i)	an unaudited consolidated balance sheet of the Company and its
Restricted Subsidiaries as at the end of such quarter, and

    (ii)	unaudited consolidated statements of income, changes in
shareholders' equity and cash flows of the Company and its Restricted Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that, if the Company's Quarterly Report on Form 10-Q provides the information described in clauses (i) and (ii) of this Section
7.1(a) with respect to the Company and its Restricted Subsidiaries as a group, delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);

(b)	Annual Statements - within 105 days after the end of each fiscal year of the Company, duplicate copies of,

    ( i)	a consolidated balance sheet of the Company and its Restricted
Subsidiaries, as at the end of such year, and

    (ii)	consolidated statements of income, changes in shareholders' equity and cash flows of the Company and its Restricted Subsidiaries, for such year,

setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, provided that, if the Company's Annual Report on Form 10-K provides the information described in clauses (i) and (ii) of this Section 7.1(b) with respect to the Company and its Restricted Subsidiaries as a group, the delivery within the time period specified above of the Company's Annual Report on Form 10-K for such fiscal year (together with the Company's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this
Section 7.1(b);

(c)	SEC and Other Reports - promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement that shall have become effective (without exhibits except as expressly requested by such holder), and each final prospectus and all amendments thereto filed by the Company or any Subsidiary with the Securities and Exchange Commission;

(d)	Notice of Default or Event of Default - promptly, and in any event within five Business Days after a Responsible Officer becomes aware of the existence of any Default or Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

(e)	ERISA Matters - promptly, and in any event within five Business Days after a Responsible Officer becomes aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that the Company or an ERISA Affiliate proposes to take with respect thereto:

    (  i)	with respect to any Plan, any reportable event, as defined in section 4043(b) of ERISA and the regulations thereunder (except for any such reportable events which would not reasonably be expected to have a Material Adverse Effect), for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; or

    ( ii)	the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under section 4042 of
ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA
Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan;
or

    (iii)	any event, transaction or condition that could result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, would reasonably be expected to have a Material Adverse Effect; and

(f)	Requested Information - with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries or relating to the ability of the Company to perform its obligations hereunder and under the Notes as from time to time may be reasonably requested by any such holder of Notes.

Section 7.2.	Officer's Certificate.  Each set of financial statements
delivered to a holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

(a)	Covenant Compliance - the information (including detailed calculations)
required in order to establish whether the Company was in compliance with the requirements of Section 10.3 through Section 10.12 hereof, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

(b)	Event of Default - a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

Section 7.3.	Inspection.  The Company shall permit the representatives of each holder of Notes that is an Institutional Investor:

(a)	No Default - if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to the Company, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Subsidiaries with the Company's officers, and, with the consent of the Company (which consent will not be unreasonably withheld) to visit the other offices and properties of the Company and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

(b)	Default - if a Default or Event of Default then exists, at the expense of the Company, to visit and inspect any of the offices or properties of the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the Company and its Subsidiaries), all at such reasonable times and as often as may be requested.

                  SECTION 8.  PREPAYMENT OF THE NOTES

Section 8.1.	Required Prepayments.  Except as provided in Section 8.2, the
Company may not prepay the Notes of any series prior to their respective expressed maturity date. The entire unpaid principal amount of the Series F Notes shall become due and payable on May 8, 2009. The entire unpaid principal amount of the Series G Notes shall become due and payable on May 8, 2018. The entire unpaid principal amount of the Series H Notes shall become due and payable on May 8, 2023.

Section 8.2.	Optional Prepayments with Make-Whole Amount.  The Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes of any series, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, and accrued interest thereon to the date of prepayment, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each holder of Notes of each series written notice of each optional prepayment under this Section 8.2 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes of each series to be prepaid on such date, the principal amount of each Note held by such holder to be prepaid (determined in accordance with Section 8.3), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due with respect to each series of Notes to be prepaid in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Company shall deliver to each holder of Notes being so prepaid a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

Section 8.3.	Allocation of Partial Prepayments.  In the case of each partial prepayment of the Notes of any series, the principal amount of the Notes of such series to be prepaid shall be allocated among all of the Notes of such series at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

Section 8.4.	Maturity; Surrender, Etc.  In the case of each prepayment of
Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

Section 8.5.	Purchase of Notes.  The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes of any series except (a) upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes or (b) pursuant to an offer to purchase made by the Company or an Affiliate pro rata to the holders of all Notes of such series at the time outstanding upon the same terms and conditions. Any such offer shall provide each holder with sufficient information to enable it to make an informed decision with respect to such offer, and shall remain open for at least 30 Business Days. If the holders of more than 51% of the principal amount of the Notes then outstanding accept such offer, the Company shall promptly notify the remaining holders of such fact and the expiration date for the acceptance by holders of Notes of such offer shall be extended by the number of days necessary to give each such remaining holder at least 20
Business Days from its receipt of such notice to accept such offer.    The
Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

Section 8.6.	Make-Whole Amount.  The term "Make-Whole Amount" means, with respect to any Note of any series, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

	"Called Principal" means, with respect to any Note of any series, the principal of such Note that is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to
Section 12.1, as the context requires.

	"Discounted Value" means, with respect to the Called Principal of any Note of any series, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes of such series is payable) equal to the Reinvestment Yield with respect to such Called Principal.

	"Reinvestment Yield" means, with respect to the Called Principal of any Note of any series, 0.5% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second
Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as page "678" of the Dow Jones
Markets Service Screen (or such other display as may replace page "678" of the Dow Jones Markets Service Screen) for actively traded US.
Treasury securities having a maturity equal to the Remaining Average
Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity
Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement
Date with respect to such Called Principal, in Federal Reserve
Statistical Release H.15(519) (or any comparable successor publication) for actively traded US. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting US. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded US. Treasury security with the duration closest to and greater than the Remaining Average Life and (2) the actively traded US. Treasury security with the duration closest to and less than the Remaining Average Life.

	"Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called
Principal and the scheduled due date of such Remaining Scheduled
Payment.

	"Remaining Scheduled Payments" means, with respect to the Called Principal of any Note of any series, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2 or 12.1.

	"Settlement Date" means, with respect to the Called Principal of any Note of any series, the date on which such Called Principal is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

                   SECTION 9.  AFFIRMATIVE COVENANTS

The Company covenants that so long as any of the Notes are outstanding:

Section 9.1.	Compliance With Law.  The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations would not reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect.

Section 9.2.	Insurance.  The Company will and will cause each of its
Restricted Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

Section 9.3.	Maintenance of Properties.  The Company will and will cause
each of its Restricted Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent the Company or any Restricted Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Company has concluded that such discontinuance would not reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect.

Section 9.4.	Payment of Taxes.  The Company will and will cause each of its
Subsidiaries to file all income tax or similar tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies payable by any of them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, provided that neither the Company nor any Subsidiary need pay any such tax or assessment if (i) the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate would not reasonably be expected to have a Material Adverse Effect.

Section 9.5.	Corporate Existence, Etc.  Subject to Section 10.8, the Company
will at all times preserve and keep in full force and effect its corporate existence. Subject to Sections 10.8 and 10.9, the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Restricted Subsidiaries (unless merged into the Company or a Wholly-Owned Restricted Subsidiary) and all rights and franchises of the Company and its Restricted Subsidiaries unless, in the good faith judgment of the Company, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise would not, individually or in the aggregate, have a materially adverse effect on the business, operations, affairs, financial condition, properties or assets of the Company and its Restricted Subsidiaries taken as a whole.

                     SECTION 10.  NEGATIVE COVENANTS

The Company covenants that so long as any of the Notes are outstanding:

Section 10.1.	Transactions With Affiliates.  The Company will not and will not permit any Restricted Subsidiary to enter into directly or indirectly any Material transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Restricted Subsidiary), except in the ordinary course of business and pursuant to the reasonable requirements of the Company's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Restricted Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

Section 10.2.	Line of Business.  The Company will not, and will not permit any of its Restricted Subsidiaries to, engage in any business if, as a result, the general nature of the business in which the Company and its Restricted Subsidiaries, taken as a whole, would then be engaged would be substantially changed from the general nature of the business in which the Company and its Restricted Subsidiaries, taken as a whole, are engaged on the date of this Agreement.

Section 10.3.	Minimum Consolidated Net Worth.  The Company will not, at any time, permit Consolidated Net Worth to be less than $1,000,000,000.

Section 10.4.	Current Debt.  The Company will not at any time permit any
Consolidated Current Debt to be outstanding unless there shall have been during the immediately preceding 365 days a period of at least 30 consecutive days on each of which the ratio of (i) the sum of (A) Consolidated Current Debt plus (B) Consolidated Funded Debt to (ii) the sum of (A) Consolidated Capitalization plus (B) Consolidated Current Debt shall not have exceeded 0.6 to 1.

For the purposes of this Section 10.4, any Person becoming a Restricted Subsidiary after the date hereof shall be deemed, at the time it becomes a Restricted Subsidiary, to have incurred all of its then outstanding Current Debt.

Section 10.5.	Restricted Subsidiary Debt.  The Company will not at any time permit any Restricted Subsidiary to, directly or indirectly, create, incur, assume, guarantee, have outstanding, or otherwise become or remain directly or indirectly liable with respect to, any Debt, except:

(a)	Debt of a Restricted Subsidiary owed to the Company or to a Wholly-Owned
Restricted Subsidiary;

(b)	Debt of a Restricted Subsidiary outstanding on the date hereof and disclosed in Schedule 5.15 hereto and any extension, renewal, refinancing, replacement or refunding thereof, provided that, in the case of any such extension, renewal, refinancing, replacement or refunding,
(i) the principal amount of Debt immediately prior to such extension, renewal, refinancing, replacement or refunding is not increased and (ii) immediately after such extension, renewal, refinancing, replacement or refunding, no Default or Event of Default shall exist;

(c)	Debt of a Restricted Subsidiary secured by Liens permitted by Section
10.7(h);

(d)	Debt of a Restricted Subsidiary outstanding at the time such Restricted
Subsidiary becomes a Restricted Subsidiary and any extension, renewal, refinancing, replacement or refunding thereof, provided that (i) such Debt shall not have been incurred in contemplation of such Restricted Subsidiary becoming a Restricted Subsidiary, (ii) immediately after such Restricted Subsidiary becomes a Restricted Subsidiary, no Default or
Event of Default shall exist and (iii) after giving effect to such Debt and to the concurrent retirement of any other Debt, the Company would be permitted to incur at least $1.00 of additional Funded Debt under the provisions of Section 10.6(c) owing to a Person other than a Restricted Subsidiary, and provided, further, that, in the case of any extension, renewal, refinancing, replacement or refunding of any such Debt, (i) the principal amount of Debt immediately prior to such extension, renewal, refinancing, replacement or refunding is not increased and (ii) immediately after such extension, renewal, refinancing, replacement or refunding, no Default or Event of Default shall exist; and

(e)	Debt of a Restricted Subsidiary in addition to that otherwise permitted by the foregoing provisions of this Section 10.5, provided that (i) on the date the Restricted Subsidiary incurs or otherwise becomes liable with respect to any such additional Debt and immediately after giving effect thereto and to the concurrent retirement of any other Debt, no Default or Event of Default shall exist and (ii) the total amount of all Debt of the Company secured by Liens permitted by Section 10.7(k) plus the total amount of all Debt of Restricted Subsidiaries incurred under this Section 10.5(e) plus the total amount of all Debt of Restricted Subsidiaries outstanding under Section 10(d) which is guaranteed by the Company or is otherwise with recourse to the Company shall not at any time exceed 20% of Consolidated Net Worth, and (iii) after giving effect to such Debt and to the concurrent retirement of any other Debt, the Company would be permitted to incur at least $1.00 of additional Funded
Debt under the provisions of Section 10.6(c) owing to a Person other than a Restricted Subsidiary.

For the purposes of this Section 10.5, any Person becoming a Restricted Subsidiary after the date hereof shall be deemed, at the time it becomes a Restricted Subsidiary, to have incurred all of its then outstanding Debt.

Section 10.6.	Incurrence of Funded Debt.  The Company will not, directly or indirectly, create, incur, assume, guarantee, or otherwise become directly or indirectly liable with respect to, any Funded Debt, except:

(a)	Funded Debt evidenced by the Notes and any extension, renewal, refinancing, replacement or refunding thereof, provided that, in the case of any such extension, renewal, refinancing, replacement or refunding,
(i) the principal amount of Debt immediately prior to such extension, renewal, refinancing, replacement or refunding is not increased and (ii) immediately after such extension, renewal, refinancing, replacement or refunding, no Default or Event of Default shall exist;

(b)	Funded Debt of the Company outstanding on the date hereof and disclosed in Schedule 5.15 hereto and any extension, renewal, refinancing, replacement or refunding thereof, provided that, in the case of any such extension, renewal, refinancing, replacement or refunding, (i) the principal amount of Debt immediately prior to such extension, renewal, refinancing, replacement or refunding is not increased and (ii) immediately after such extension, renewal, refinancing, replacement or refunding, no Default or Event of Default shall exist; and

(c)	Funded Debt of the Company in addition to that otherwise permitted by the foregoing provisions of this Section 10.6, provided that on the date the Company incurs or otherwise becomes liable with respect to any such additional Funded Debt and immediately after giving effect thereto and to the concurrent retirement of any other Funded Debt, (i) no Default or Event of Default shall exist and (ii) Consolidated Funded Debt shall not exceed 60% of Consolidated Capitalization.

Section 10.7.	Liens.  The Company will not, and will not permit any of its
Restricted Subsidiaries to, directly or indirectly create, incur, assume or permit to exist (upon the happening of a contingency or otherwise) any Lien on or with respect to any property or asset (including, without limitation, any document or instrument in respect of goods or accounts receivable) of the Company or any such Restricted Subsidiary, whether now owned or held or hereafter acquired, or any income or profits therefrom or assign or otherwise convey any right to receive income or profits (unless it (i) makes, or causes to be made, effective provision whereby the Notes will be equally and ratably secured with any and all other obligations thereby secured, such security to be pursuant to an agreement satisfactory to the Required Holders and, in any such case, the Notes shall have the benefit, to the fullest extent that, and with such priority as, the holders of the Notes may be entitled under applicable law, of an equitable Lien on such property and (ii) causes to be delivered to each holder of Notes an opinion of nationally recognized independent counsel, or other independent counsel satisfactory to the Required Holders, to the effect that all agreements or instruments effecting such security are enforceable in accordance with their terms and comply with the terms hereof), except:

(a)	Liens for taxes, assessments or other governmental charges which are not yet due and payable or the payment of which is not at the time required by Section 9.4;

(b)	statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and other similar Liens, in each case, incurred in the ordinary course of business for sums not yet due and payable or the payment of which is not at the time required by Section 9.4;

(c)	Liens (other than any Lien imposed by ERISA) incurred or deposits made in the ordinary course of business (i) in connection with workers' compensation, unemployment insurance and other types of social security or retirement benefits, or (ii) to secure (or to obtain letters of credit that secure) the performance of tenders, statutory obligations, surety bonds, appeal bonds (not in excess of $25,000,000), bids, leases (other than Capital Leases), performance bonds, purchase, construction or sales contracts and other similar obligations, in each case not incurred or made in connection with the borrowing of money, the obtaining of advances or credit or the payment of the deferred purchase price of property;

(d)	any attachment or judgment Lien, unless the judgment it secures (i) shall not, within 60 days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or shall not have been discharged within 60 days after the expiration of any such stay and (ii) exceeds $25,000,000;

(e)	leases or subleases granted to others, easements, rights-of-way, restrictions and other similar charges or encumbrances, in each case incidental to, and not interfering with, the ordinary conduct of the business of the Company or any of its Restricted Subsidiaries, provided that such Liens are not, in the aggregate, Material;

(f)	Liens on property or assets of the Company or any of its Restricted
Subsidiaries securing Debt owing to the Company or to another Restricted Subsidiary;

(g)	Liens existing on the date of this Agreement and securing the Debt of the
Company and its Restricted Subsidiaries referred to in items B.1, D.1, D.2, E and F of Schedule 5.15;

(h)	any Lien created to secure all or any part of the purchase price, or to secure Debt incurred or assumed to pay all or any part of the purchase price or cost of construction, of property (or any improvement thereon) acquired or constructed by the Company or a Restricted Subsidiary after the date of the Closing, provided that

    (  i)	any such Lien shall extend solely to the item or items of such property (or improvement thereon) so acquired or constructed and, if required by the terms of the instrument originally creating such Lien, other property (or improvement thereon) which is an improvement to or is acquired for specific use in connection with such acquired or constructed property (or improvement thereon) or which is real property being improved by such acquired or constructed property (or improvement thereon),

    ( ii)	the principal amount of the Debt secured by any such Lien shall at no time exceed an amount equal to the lesser of (A) the cost to the Company or such Restricted Subsidiary of the property (or improvement thereon) so acquired or constructed and (B) the Fair
Market Value (as determined in good faith by the board of directors of the Company) of such property (or improvement thereon) at the time of such acquisition or construction, and

    (iii)	any such Lien shall be created contemporaneously with, or within
180 days after, the acquisition or construction of such property, provided that, in the case of the construction or acquisition of improvements to real property, the land on which such improvements are located shall not be required to have been acquired within such 180-day period;

(i)	any Lien existing on property of a Person immediately prior to its being consolidated with or merged into the Company or a Restricted Subsidiary or its becoming a Restricted Subsidiary, or any Lien existing on any property acquired by the Company or any Restricted Subsidiary at the time such property is so acquired (whether or not the Debt secured thereby shall have been assumed), provided that (i) no such Lien shall have been created or assumed in contemplation of such consolidation or merger or such Person's becoming a Restricted Subsidiary or such acquisition of property, and (ii) each such Lien shall extend solely to the item or items of property so acquired and, if required by the terms of the instrument originally creating such Lien, other property which is an improvement to or is acquired for specific use in connection with such acquired property;

(j)	any Lien extending, renewing, refinancing, replacing or refunding any
Lien permitted by paragraph (g), (h) or (i) of this Section 10.7, provided that (i) the principal amount of Debt secured by such Lien immediately prior to such extension, renewal, refinancing, replacement or refunding is not increased or the maturity thereof reduced, (ii) such Lien is not extended to any other property and (iii) immediately after such extension, renewal, refinancing, replacement or refunding, no Default or Event of Default would exist; and

(k)	other Liens not otherwise permitted by paragraphs (a) through (j) of this
Section 10.7, securing Debt of the Company or any Restricted Subsidiary, provided that the total amount of all Debt of the Company secured by Liens permitted by this paragraph (k) plus all Debt of Restricted
Subsidiaries incurred under Section 10.5(e) hereof plus the total amount of all Debt of Restricted Subsidiaries incurred under Section 10.5(d) which is guaranteed by the Company or is otherwise with recourse to the Company shall not at any time exceed 20% of Consolidated Net Worth, and after giving effect to such Debt and to the concurrent retirement of any other Debt, the Company would be permitted to incur at least $1.00 of additional Funded Debt under the provisions of Section 10.6(c) owing to a Person other than a Restricted Subsidiary.

For the purposes of this Section 10.7, any Person becoming a Restricted Subsidiary after the date of this Agreement shall be deemed to have incurred all of its then outstanding Liens at the time it becomes a Restricted Subsidiary, and any Person extending, renewing, refinancing, replacing or refunding any Debt secured by any Lien shall be deemed to have incurred such Lien at the time of such extension, renewal, refinancing, replacement or refunding.

Section 10.8.	Merger, Consolidation, Etc.  The Company will not, and will not permit any of its Restricted Subsidiaries to, consolidate with or merge with any other corporation or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to any Person (except that a Restricted Subsidiary may (x) consolidate with or merge with, or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to, a Wholly-Owned Restricted Subsidiary or the Company and (y) convey, transfer or lease all of its assets in compliance with the provisions of Section 10.9), provided that the foregoing restriction does not apply to consolidation or merger of the Company with, or the conveyance, transfer or lease of substantially all of the assets of the Company in a single transaction or series of transactions, to any Person so long as:

(a)	the successor formed by such consolidation or the survivor of such merger or the Person that acquires by conveyance, transfer or lease substantially all of the assets of the Company as an entirety, as the case may be (the "Successor Corporation"), shall be a solvent corporation organized and existing under the laws of the United States of America or any State thereof (including the District of Columbia);

(b)	if the Company is not the Successor Corporation, such corporation shall have executed and delivered to each holder of any Notes its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement and the Notes (pursuant to such agreements and instruments as shall be satisfactory in scope and form to the Required Holders), and the Company shall have caused to be delivered to each holder of Notes an opinion of nationally recognized independent counsel, or other independent counsel satisfactory to the Required
Holders, to the effect that all agreements or instruments effecting such assumption are enforceable in accordance with their terms and comply with the terms hereof;

(c)	immediately after giving effect to such transaction no Default or Event of Default would exist; and

(d)	the Company would be permitted to incur at least $1.00 of additional
Funded Debt under the provisions of Section 10.6(c) owing to a Person other than a Restricted Subsidiary.

No such conveyance, transfer or lease of substantially all of the assets of the Company shall have the effect of releasing the Company or any Successor Corporation that shall theretofore have become such in the manner prescribed in this Section 10.8 from its liability under this Agreement or the Notes.

Section 10.9.	Sale of Assets, Etc.

(a)	Sale of Assets, etc.  The Company will not, and will not permit any of its Restricted Subsidiaries to, make any Transfer of property, provided that the foregoing restriction does not apply to a Transfer if:

    (  i)	the property that is the subject of such Transfer constitutes either

          (A)	inventory held for sale, or

          (B)	equipment, fixtures, supplies or materials no longer required in the operation of the business of the Company or such Restricted Subsidiary or that is obsolete,

and, in the case of any Transfer described in the preceding clause (A) or clause (B), such Transfer is in the ordinary course of business (an "Ordinary Course Transfer");

    ( ii)	either

          (A)	such Transfer is from a Restricted Subsidiary to the Company or a Wholly-Owned Restricted Subsidiary, or

          (B)	such Transfer is from the Company to a Wholly-Owned Restricted
Subsidiary, or

          (C)	such Transfer is from the Company to a Restricted Subsidiary
(other than a Wholly-Owned Restricted Subsidiary) or from a Restricted Subsidiary to another Restricted Subsidiary and in either case is for Fair Market Value, or

          (D)	such Transfer is a Transfer pursuant to a Cross-Border Lease,

so long as immediately before and immediately after the consummation of such transaction, and after giving effect thereto, no Default or Event of Default exists or would exist (each such Transfer, an "Intergroup Transfer"); or

    (iii)	such Transfer is not an Ordinary Course Transfer or an Intergroup
Transfer (such transfers collectively referred to as "Excluded
Transfers"), and all of the following conditions shall have been satisfied with respect thereto (the date of the consummation of such Transfer of property being referred to herein as the "Property
Disposition Date"):

          (A)	such Transfer does not involve a Substantial Portion of the
property of the Company and its Restricted Subsidiaries,

          (B)	in the good faith opinion of the Company, the Transfer (1) is in exchange for consideration with a Fair Market Value at least equal to that of the property exchanged, and (2) is in the best interests of the Company, and

          (C)	immediately after giving effect to such transaction no Default or Event of Default would exist.

(b)	Debt Prepayment Transfers and Reinvested Transfers.

    ( i)	Debt Prepayment Transfers.  Notwithstanding the provisions of
Section 10.9(a), any Transfer shall be excluded for the purposes of calculating the limitation on Transfers of Property permitted under
Section 10.9(a)(iii) hereof (a "Debt Prepayment Transfer") if the
Company shall

          (A)	within 60 days of such Transfer, deliver a certificate of an officer of the Company to each holder of a Note certifying that the Company elects to treat such Transfer as a Debt Prepayment
Transfer and

          (B)	apply the Net Proceeds Amount in respect of such Transfer to a
Debt Prepayment Application and/or a Property Reinvestment
Application.

    ( ii)	Reinvested Transfers.  Notwithstanding the provisions of Section
10.9(a), any Transfer shall be excluded for the purposes of calculating the limitation on Transfers of Property permitted under
Section 10.9(a)(iii) hereof (a "Reinvested Transfer") if the
Company shall

          (A)	within 60 days of such Transfer, deliver a certificate of an officer of the Company to each holder of a Note certifying that the Company elects to treat such Transfer as a Reinvested
Transfer and

          (B)	apply the Net Proceeds Amount in respect of such Transfer to a
Property Reinvestment Application and/or a Debt Prepayment
Application.

If the Company shall elect to treat any Transfer as a Debt Prepayment Transfer or a Reinvested Transfer and shall fail to apply the Net Proceeds Amount in respect thereof to a Debt Prepayment Application or a Property Reinvestment Application, as the case may be, such Transfer shall be deemed to have been consummated on the date thereof and shall be subject to the provisions of
Section 10.9(a)(iii) as of such date.

Section 10.10.	Disposal of Ownership of a Restricted Subsidiary.  The Company
will not, and will not permit any of its Restricted Subsidiaries to, sell or otherwise dispose of any shares of Subsidiary Stock, nor will the Company permit any Restricted Subsidiary to issue, sell or otherwise dispose of any shares of its own Subsidiary Stock, provided that the foregoing restrictions do not apply to:

(a)	the issue of directors' qualifying shares by any such Restricted
Subsidiary;

(b)	any such Transfer of Subsidiary Stock constituting an Intergroup
Transfer; and

(c)	the Transfer of all of the Subsidiary Stock of a Restricted Subsidiary of
the Company owned by the Company and its other Restricted Subsidiaries if:

    (  i)	such Transfer satisfies the requirements of Section 10.9(a)(iii)
hereof,

    ( ii)	in connection with such Transfer the entire Investment (whether represented by stock, Debt, claims or otherwise) of the Company and its other Restricted Subsidiaries in such Subsidiary is sold, transferred or otherwise disposed of to a Person other than (A) the Company, (B) another Restricted Subsidiary not being simultaneously disposed of, or (C) an Affiliate, and

    (iii)	the Restricted Subsidiary being disposed of has no continuing
Investment in any other Restricted Subsidiary of the Company not being simultaneously disposed of or in the Company.

Section 10.11.	Restricted Payments

(a)	Limitation.  The Company will not, and will not permit any of its
Restricted Subsidiaries to, at any time, declare or make, or incur any liability to declare or make, any Restricted Payment unless immediately after giving effect to such action:

    ( i)	no Default or Event of Default would exist; and

    (ii)	the Company would be permitted to incur at least $1.00 of
additional Funded Debt under the provisions of Section 10.6(c) owing to a Person other than a Restricted Subsidiary.

(b)	Time of Payment.  The Company will not, nor will it permit any of its
Restricted Subsidiaries to, authorize a Restricted Payment that is not payable within 60 days of authorization.

Section 10.12.	Restricted Investments

(a)	Limitation.  The Company will not, and will not permit any of its
Restricted Subsidiaries to, declare, make or authorize any Restricted Investment unless immediately after giving effect to such action:

    ( i)	no Default or Event of Default would exist; and

    (ii)	the Company would be permitted to incur at least $1.00 of
additional Funded Debt under the provisions of Section 10.6(c) owing to a Person other than a Restricted Subsidiary.

(b)	Investments of Restricted Subsidiaries.  Each Person which becomes a
Restricted Subsidiary of the Company after the date of the Closing will be deemed to have made, on the date such Person becomes a Restricted Subsidiary of the Company, all Restricted Investments of such Person in existence on such date. Investments in any Person that ceases to be a Restricted Subsidiary of the Company after the date of the Closing (but in which the Company or another Restricted Subsidiary continues to maintain an Investment) will be deemed to have been made on the date on which such Person ceases to be a Restricted Subsidiary of the Company.

Section 10.13.	Designation of Subsidiaries

The Company may designate any Subsidiary to be an Unrestricted Subsidiary and may designate any Unrestricted Subsidiary to be a Restricted Subsidiary by giving written notice to each holder of Notes that the Board of Directors of the Company has made such designation, provided, however, that no Subsidiary may be designated an Unrestricted Subsidiary and no Unrestricted Subsidiary may be designated a Restricted Subsidiary unless, at the time of such action and after giving effect thereto, (i) solely in the case of a Restricted Subsidiary being designated an Unrestricted Subsidiary, (A) such Restricted Subsidiary being designated an Unrestricted Subsidiary shall not have any continuing Investment in the Company or any Restricted Subsidiary and (B) such designation shall constitute a Transfer of property that is subject to the restrictions contained in Section 10.9 and (ii) no Default or Event of Default shall exist.

                     SECTION 11.  EVENTS OF DEFAULT

An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

(a)	the Company defaults in the payment of any principal or Make-Whole
Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

(b)	the Company defaults in the payment of any interest on any Note for more than five Business Days after the same becomes due and payable; or

(c)	the Company defaults in the performance of or compliance with any term contained in Section 7.1(d) or in Sections 10.3 through 10.13, inclusive;
or

(d)	the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 30 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default or (ii) the Company receiving written notice of such default from any holder of a Note (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); provided that, no such default shall be deemed an Event of Default if (x) such default is capable of being cured but cannot be cured within such 30-day period and (y) the Company is diligently pursuing such cure and effects such cure within a period of an additional 30 days after the expiration of such initial 30-day period ;
or

(e)	any representation or warranty made in writing by or on behalf of the
Company or by any officer of the Company in this Agreement or in any writing furnished in connection with the transactions contemplated hereby proves to have been false or incorrect in any material respect on the date as of which made; or

(f)	(i) the Company or any Significant Subsidiary is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Indebtedness that is outstanding in an aggregate principal amount of at least $25,000,000 beyond any period of grace provided with respect thereto, or (ii) the Company or any Significant Subsidiary is in default in the performance of or compliance with any term of any evidence of any Indebtedness in an aggregate outstanding principal amount of at least $25,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Indebtedness has become, or has been declared due and payable before its stated maturity or before its regularly scheduled dates of payment; or

(g)	the Company or any Significant Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due,
(ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

(h)	a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company or any of its Significant Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Significant Subsidiaries, or any such petition shall be filed against the Company or any of its Significant Subsidiaries and such petition shall not be dismissed within 60 days; or

(i)	a final judgment or judgments for the payment of money aggregating in excess of $25,000,000 are rendered against one or more of the Company and its Significant Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

(j)	If (i) any Plan shall fail to satisfy the minimum funding standards of
ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $25,000,000, (iv) the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, would reasonably be expected to have a Material Adverse Effect.

As used in Section 11(j), the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

                 SECTION 12.  REMEDIES ON DEFAULT, ETC.

Section 12.1.	Acceleration.

(a)	If an Event of Default with respect to the Company described in paragraph
(g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

(b)	If any other Event of Default has occurred and is continuing, any holder or holders of more than 66-2/3% in principal amount of the Notes at the time outstanding may at any time at its or their option, by notice or notices to the Company, declare all the Notes then outstanding to be immediately due and payable.

(c)	If any Event of Default described in paragraph (a) or (b) of Section 11 has occurred and is continuing, any holder or holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare all the Notes held by it or them to be immediately due and payable.

Upon any Note becoming due and payable under this Section 12.1, whether automatically or by declaration, such Note will forthwith mature and the entire unpaid principal amount of such Note, plus (x) all accrued and unpaid interest thereon and (y) in the event of any Note's becoming due and payable under Section 12.1(b) or Section 12.1(c), the Make-Whole Amount determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

Section 12.2.	Other Remedies.  If any Default or Event of Default has
occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

Section 12.3.	Rescission.  At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the holders of not less than 66-2/3% in principal amount of the Notes then outstanding, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on the Notes, all principal of and Make-Whole Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes, at the Default Rate, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and
(c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to the Notes. No rescission and annulment under this
Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

Section 12.4.	No Waivers or Election of Remedies, Expenses, Etc.  No course of dealing and no delay on the part of any holder of any Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.
Without limiting the obligations of the Company under Section 15, the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

       SECTION 13.  REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES

Section 13.1.	Registration of Notes.  The Company shall keep at its principal executive office a register, by series of Notes, for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, the series thereof, each transfer thereof and the name and address of each transferee of one or more Notes of any series shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

Section 13.2.	Transfer and Exchange of Notes.  Upon surrender of a Note of any series at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or its attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes of the same series (as requested by the holder thereof) in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of
(i) Exhibit 1A, in the case of a Series F Note, (ii) Exhibit 1B, in the case of a Series G Note, and (iii) Exhibit 1C, in the case of a Series H Note. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $1,000,000, provided that if necessary to enable the registration of transfer by a holder of its entire holding of Notes of any series, one Note of the applicable series may be in a denomination of less than $1,000,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2.

Section 13.3.	Replacement of Notes.  Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

(a)	in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the holder of such Note is, or is a nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least $10,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

(b)	in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note of the same series, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

                     SECTION 14.  PAYMENTS ON NOTES

Section 14.1.	Place of Payment.  Subject to Section 14.2, payments of
principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in Wisconsin Rapids, Wisconsin at the principal office of the Company in such jurisdiction. The Company may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

Section 14.2.	Home Office Payment.  So long as you or your nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section 13.2. The Company will afford the benefits of this
Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 14.2.

                       SECTION 15.	EXPENSES, ETC.

Section 15.1.	Transaction Expenses.  Whether or not the transactions
contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by you or holder of a
Note in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement or the Notes (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the Notes, or by reason of being a holder of any Note, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes. The Company will pay, and will save you and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses, if any, of brokers and finders (other than those retained by you).

Section 15.2.	Survival.  The obligations of the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement or the Notes, and the termination of this Agreement.

SECTION 16.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE
             AGREEMENT

All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by you of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any subsequent holder of a Note, regardless of any investigation made at any time by or on behalf of you or any other holder of a Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement shall be deemed representations and warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

                    SECTION 17.  AMENDMENT AND WAIVER

Section 17.1.	Requirements.  This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Required Holders, except that (a) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 21 hereof, or any defined term (as it is used therein), will be effective as to you unless consented to by you in writing, and (b) no such amendment or waiver may, without the written consent of the holder of each Note at the time outstanding affected thereby, (i) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on, the Notes,
(ii) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (iii) amend any of Sections 8, 11(a), 11(b), 12, 17 or 20.

Section 17.2.	Solicitation of Holders of Notes.

The Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes.
 The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this
Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

Section 17.3.	Binding Effect, Etc.  Any amendment or waiver consented to as provided in this Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

Section 17.4.	Notes Held by Company, Etc.  Solely for the purpose of
determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

                          SECTION 18.  NOTICES

All notices and communications provided for hereunder shall be in writing and sent (a) by telefacsimile if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

    (  i)	if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,

    ( ii)	if to any other holder of any Note, to such holder at such address as such other holder shall have specified to the Company in writing, or

    (iii)	if to the Company, to the Company at its address set forth at the beginning hereof to the attention of Vice President, Finance, or at such other address as the Company shall have specified to the holder of each Note in writing.

Notices under this Section 18 will be deemed given only when actually received.

                 SECTION 19.  REPRODUCTION OF DOCUMENTS

This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced.
 The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 19 shall not prohibit the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

                 SECTION 20.  CONFIDENTIAL INFORMATION

For the purposes of this Section 20, "Confidential Information" means information delivered to you by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement, provided that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any Person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by the Company or any Subsidiary or (d) constitutes financial statements delivered to you under Section 7.1 that are otherwise publicly available. You will use your best efforts to maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to (i) your directors, trustees, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by your Notes),
(ii) your financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 20, (iii) any other holder of any Note, (iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (v) any Person from which you offer to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (vi) any federal or state regulatory authority having jurisdiction over you, (vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about your investment portfolio, or
(viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which you are a party or (z) if an Event of Default has occurred and is continuing, to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes and this Agreement. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 20 as though it were a party to this Agreement. On reasonable request by the Company in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Company embodying the provisions of this
Section 20.

                 SECTION 21.  SUBSTITUTION OF PURCHASER

You shall have the right to substitute any one of your Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall be deemed to refer to such Affiliate in lieu of you. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to you all of the Notes then held by such Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall no longer be deemed to refer to such Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

                       SECTION 22.  MISCELLANEOUS

Section 22.1.	Successors and Assigns.  All covenants and other agreements
contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

Section 22.2.	Payments Due on Non-Business Days.  Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

Section 22.3.	Severability.  Any provision of this Agreement that is
prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

Section 22.4.	Construction.  Each covenant contained herein shall be
construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

Section 22.5.	Counterparts.  This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

Section 22.6.	Governing Law.  This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York, excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.
	Very truly yours,

	CONSOLIDATED PAPERS, INC.

	By:___________________________________
	Name:   Richard J. Kenney
	Title:  Senior Vice President, Finance

The foregoing is hereby
agreed to as of the date hereof.

THE PRUDENTIAL INSURANCE
  COMPANY OF AMERICA


By:_____________________________
	Vice President


                              SCHEDULE A
                           PURCHASER SCHEDULE
                             SERIES F NOTES
                         CONSOLIDATED PAPERS, INC.

                                       Aggregate
                                       Principal
                                       Amount of
                                      Notes to be          Note
                                       Purchased       Denominations

THE PRUDENTIAL INSURANCE COMPANY
OF AMERICA                            $ 30,000,000     $ 30,000,000

(1)	All payments on account of Notes held by such
	purchaser shall be made by wire transfer of immediately available funds for credit to:

            Account No. 890-0304-391
            Bank of New York
            New York, New York
           (ABA No.:  021-000-018)

	Each such wire transfer shall set forth the name of the Company, a reference to "6.93%
	Series F Notes due May 8, 2009, Security
	No. !INV5986!" and the due date and
	application (as among principal, interest and Make-Whole Amount) of the payment being made.

(2)	Address for all notices relating to payments:

	The Prudential Insurance Company of America
	c/o Prudential Capital Group
	Gateway Center Three
	100 Mulberry Street
	Newark, New Jersey 07102
	Attention:  Manager, Investment Operations Group
	Telephone:  (973) 802-5260
	Telecopy:   (973) 802-8055

(3)	Address for all other communications and notices:

	The Prudential Insurance Company of America
	c/o Prudential Capital Group
	Two Prudential Plaza
	180 N. Stetson Street - Suite 5600
	Chicago, IL 60601-6716
	Attention:  Managing Director
	Telecopy:   (312) 540-4222

(4)	Recipient of telephonic prepayment notices:

	Manager, Investment Structure and Pricing
	Telephone:  (973) 802-7398
	Telecopy:   (973) 802-9425

(5)	Tax Identification No.:  22-1211670


                               SCHEDULE A
                           PURCHASER SCHEDULE
                             SERIES G NOTES
                        CONSOLIDATED PAPERS, INC.

                                       Aggregate
                                       Principal
                                       Amount of
                                      Notes to be          Note
                                       Purchased       Denominations

THE PRUDENTIAL INSURANCE COMPANY
OF AMERICA                            $ 65,000,000     $ 65,000,000

(1)	All payments on account of Notes held by such
	purchaser shall be made by wire transfer of immediately available funds for credit to:

            Account No. 890-0304-391
            Bank of New York
            New York, New York
           (ABA No.:  021-000-018)

	Each such wire transfer shall set forth the name of the Company, a reference to "7.24%
	Series G Notes due May 8, 2018, Security
	No. !INV5986!" and the due date and
	application (as among principal, interest and Make-Whole Amount) of the payment being made.

(2)	Address for all notices relating to payments:

	The Prudential Insurance Company of America
	c/o Prudential Capital Group
	Gateway Center Three
	100 Mulberry Street
	Newark, New Jersey 07102
	Attention:  Manager, Investment Operations Group
	Telephone:  (973) 802-5260
	Telecopy:   (973) 802-8055

(3)	Address for all other communications and notices:

	The Prudential Insurance Company of America
	c/o Prudential Capital Group
	Two Prudential Plaza
	180 N. Stetson Street - Suite 5600
	Chicago, IL 60601-6716
	Attention:  Managing Director
	Telecopy:   (312) 540-4222

(4)	Recipient of telephonic prepayment notices:

	Manager, Investment Structure and Pricing
	Telephone:  (973) 802-7398
	Telecopy:   (973) 802-9425

(5)	Tax Identification No.:  22-1211670


                               SCHEDULE A
                           PURCHASER SCHEDULE
                             SERIES H NOTES
                        CONSOLIDATED PAPERS, INC.

                                       Aggregate
                                       Principal
                                       Amount of
                                      Notes to be          Note
                                       Purchased       Denominations

THE PRUDENTIAL INSURANCE COMPANY
OF AMERICA                            $ 65,000,000     $ 65,000,000

(1)	All payments on account of Notes held by such
	purchaser shall be made by wire transfer of immediately available funds for credit to:

            Account No. 890-0304-391
            Bank of New York
            New York, New York
            (ABA No.:  021-000-018)

	Each such wire transfer shall set forth the name of the Company, a reference to "7.30%
	Series H Notes due May 8, 2023, Security
	No. !INV5986!" and the due date and
	application (as among principal, interest and Make-Whole Amount) of the payment being made.

(2)	Address for all notices relating to payments:

	The Prudential Insurance Company of America
	c/o Prudential Capital Group
	Gateway Center Three
	100 Mulberry Street
	Newark, New Jersey 07102
	Attention:  Manager, Investment Operations Group
	Telephone:  (973) 802-5260
	Telecopy:   (973) 802-8055

(3)	Address for all other communications and notices:

	The Prudential Insurance Company of America
	c/o Prudential Capital Group
	Two Prudential Plaza
	180 N. Stetson Street - Suite 5600
	Chicago, IL 60601-6716
	Attention:  Managing Director
	Telecopy:   (312) 540-4222

(4)	Recipient of telephonic prepayment notices:

	Manager, Investment Structure and Pricing
	Telephone:  (973) 802-7398
	Telecopy:   (973) 802-9425

(5)	Tax Identification No.:  22-1211670


                               SCHEDULE B

                              DEFINED TERMS

As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

"Affiliate" means, at any time, and with respect to any Person, any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person. As used in this definition, "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

"Agreement" is defined in Section 17.3.

"Business Day" means (a) for the purposes of Section 8.6 only, any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are required or authorized to be closed, and (b) for the purposes of any other provision of this Agreement, any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York are required or authorized to be closed.

"Capital Lease" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

"Capital Lease Obligation" means, with respect to any Person and a Capital Lease, the amount of the obligation of such Person as the lessee under such Capital Lease which would, in accordance with GAAP, appear as a liability on a balance sheet of such Person.

"Cash Collateral" means, at any time, all cash and cash equivalents of the Deposit Subsidiary held in deposit accounts and subject to Liens granted by the Deposit Subsidiary to secure directly or indirectly all rental and other obligations of Newco required to be paid by Newco, as lessee, under the Cross-Border Leases, as amended from time to time, so long as such cash and cash equivalents do not secure, and are not available to satisfy, any claims of any creditor of the Company or any Subsidiary of the Company other than claims of the respective deposit bank arising from the related deposit arrangements, claims of any issuer of any stand-by letter of credit issued for the account of the Deposit Subsidiary and for the benefit of the lessors under the Cross-Border Leases and claims of the lessors under the Cross-Border Leases.

"Closing" is defined in Section 3.

"Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

"Company" is defined in the introductory paragraph of this Agreement.

"Confidential Information" is defined in Section 20.

"Consolidated Capitalization" means, as of any date of determination, the total assets of the Company and its Restricted Subsidiaries which would be shown as assets on a consolidated balance sheet of the Company and its Restricted Subsidiaries prepared in accordance with GAAP, after eliminating all amounts properly attributable to minority interests, if any, in the stock and surplus of Restricted Subsidiaries less (i) all Restricted Investments and
(ii) all items which would be included on the liability and equity side of a consolidated balance sheet of the Company and its Restricted Subsidiaries prepared in accordance with GAAP, except capital stock of any class, additional paid-in capital, retained earnings, deferred income taxes, deferred investment tax credits, and Consolidated Funded Debt.

"Consolidated Current Debt" means, as of any date of determination, the total amount of all Current Debt of the Company and its Restricted Subsidiaries outstanding on such date, after eliminating all offsetting debits and credits between the Company and its Restricted Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Company and its Restricted Subsidiaries in accordance with GAAP.

"Consolidated Debt" means, as of any date of determination, the total amount of all Debt of the Company and its Restricted Subsidiaries outstanding on such date, after eliminating all offsetting debits and credits between the Company and its Restricted Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Company and its Restricted Subsidiaries in accordance with GAAP.

"Consolidated Funded Debt" means, as of any date of determination, the total amount of all Funded Debt of the Company and its Restricted Subsidiaries outstanding on such date, after eliminating all offsetting debits and credits between the Company and its Restricted Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Company and its Restricted Subsidiaries in accordance with GAAP.

"Consolidated Net Assets" means the total assets of the Company and its Restricted Subsidiaries which would be shown as assets on a consolidated balance sheet of the Company and its Restricted Subsidiaries prepared in accordance with GAAP, after eliminating all amounts properly attributable to minority interests, if any, in the stock and surplus of Restricted Subsidiaries less (i) all Restricted Investments and (ii) the total liabilities of the Company and its Restricted Subsidiaries which would be shown as current liabilities on a balance sheet of the Company and its Restricted Subsidiaries prepared in accordance with GAAP.

"Consolidated Net Income" for any period means the net income (or loss) of the Company and its Restricted Subsidiaries for such period (taken as a cumulative whole), as determined in accordance with GAAP, after eliminating all offsetting debits and credits between the Company and its Restricted Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Company and its Restricted Subsidiaries in accordance with GAAP, provided that there shall be excluded:

(a)	the income (or loss) of any Person accrued prior to the date it becomes a
Restricted Subsidiary or is merged into or consolidated with the Company or a Restricted Subsidiary, and the income (or loss) of any Person, substantially all of the assets of which have been acquired in any manner, realized by such other Person prior to the date of acquisition,

(b)	the income (or loss) of any Person (other than a Restricted Subsidiary)
in which the Company or any Restricted Subsidiary has an ownership interest, except to the extent that any such income has been actually received by the Company or such Restricted Subsidiary in the form of cash dividends or similar cash distributions,

(c)	the undistributed earnings of any Restricted Subsidiary to the extent that the declaration or payment of dividends or similar distributions by such Restricted Subsidiary is not at the time permitted by the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such Restricted Subsidiary,

(d)	any restoration to income of any contingency reserve, except to the extent that provision for such reserve was made out of income accrued during such period,

(e)	any aggregate net gain (but not any aggregate net loss) during such period arising from the sale, conversion, exchange or other disposition of capital assets (such term to include, without limitation, (i) all non-current assets and, without duplication, (ii) the following, whether or not current: all fixed assets, whether tangible or intangible, all inventory sold in conjunction with the disposition of fixed assets, and all Securities),

(f)	any gains resulting from any write-up of any assets (but not any loss resulting from any write-down of any assets),

(g)	any net gain from the collection of the proceeds of life insurance policies,

(h)	any gain arising from the acquisition of any Security, or the extinguishment, under GAAP, of any Debt, of the Company or any Restricted Subsidiary,

(i)	any net income or gain (but not any net loss) during such period from (i)
any change in accounting principles in accordance with GAAP, (ii) any prior period adjustments resulting from any change in accounting principles in accordance with GAAP, (iii) any extraordinary items, or
(iv) any discontinued operations or the disposition thereof,

(j)	any deferred credit representing the excess of equity in any Restricted
Subsidiary at the date of acquisition over the cost of the investment in such Restricted Subsidiary,

(k)	in the case of a successor to the Company by consolidation or merger or as a transferee of its assets, any earnings of the successor corporation prior to such consolidation, merger or transfer of assets, and

(l)	any portion of such net income that cannot be freely converted into
United States Dollars.

"Consolidated Net Worth" means Consolidated Capitalization less (i) Consolidated Funded Debt and (ii) deferred income taxes and deferred investment tax credits.

"Cross-Border Leases" means, each of (i) those certain Lease Agreements, each dated as of May 15, 1996 by and between Newco, as lessee, and an affiliate of National Westminster Bank PLC, as lessor, (ii) those certain Lease Agreements, each dated as of May 15, 1996 by and between Newco, as lessee, and an affiliate of Abbey National Treasury Services PLC, as lessor, (iii) that certain Lease Agreement, dated as of September 26, 1996, by and between Newco, as lessee, and an affiliate of National Westminster Bank PLC, as lessor, (iv) that certain Lease Agreement dated as of September 26, 1996, by and between Newco, as lessee, and an affiliate of Abbey National Treasury Services PLC, as lessor, and (v) any sale and lease-back transactions entered into after the date hereof which are in form and substance substantially similar to the transactions described in the foregoing clauses (i) through (iv), in each case as amended from time to time. Each of the "Cross-Border Leases" is herein individually referred to as a "Cross-Border Lease."

"Cross-Border Lease Debt" means, at any time, that portion of the aggregate Debt incurred by the Company and/or its Restricted Subsidiaries in respect of the obligations of the lessee under the Cross-Border Leases equal to the outstanding amount of the related Cash Collateral, provided that in no event shall any amount in respect of any Cross-Border Lease be included in the calculation of such sum unless Newco or the Company have the right to use (during the term of such Cross-Border Lease), and acquire title to (upon the expiration of the term of such Cross-Border Lease), the property which is the subject of such Cross-Border Lease.

"Current Debt" means, with respect to any Person, all Debt of such Person which by its terms or by the terms of any instrument or agreement relating thereto matures on demand or one year or less from the date of the creation thereof and is not directly or indirectly renewable or extendible at the option of the obligor in respect thereof to a date one year or more from such date, provided that (a) Debt outstanding under a revolving credit or similar agreement which obligates the lender or lenders to extend credit over a period of more than one year and (b) Current Maturities of Funded Debt shall constitute Funded Debt and not Current Debt, even though such Debt by its terms matures on demand or one year or less from such date.

"Current Maturities of Funded Debt" means, at any time and with respect to any item of Funded Debt, the portion of such Funded Debt outstanding at such time which by the terms of such Funded Debt or the terms of any instrument or agreement relating thereto is due on demand or within one year from such time (whether by sinking fund, other required prepayment or final payment at maturity) and is not directly or indirectly renewable, extendible or refundable at the option of the obligor under an agreement or firm commitment in effect at such time to a date one year or more from such time.

"Debt" means, with respect to any Person, without duplication,

(a)	its liabilities for borrowed money (whether or not evidenced by a
Security);

(b)	its liabilities for the deferred purchase price of property acquired by such Person (excluding accounts payable arising in the ordinary course of business but including, without limitation, all liabilities created or arising under any conditional sale or other title retention agreement with respect to any such property);

(c)	its Capital Lease Obligations;

(d)	all liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not such Person has assumed or otherwise become personally liable for such liabilities); and

(e)	any Guaranty of such Person with respect to liabilities of a type described in any of clauses (a) through (d) above.

Debt of any Person shall include all obligations of such Person of the character described in any of clauses (a) through (e) above to the extent such Person remains legally liable in respect thereof notwithstanding that any such obligation is deemed to be extinguished under GAAP. Neither the Cross-Border Lease Debt nor any other Debt, or portion thereof, that has been irrevocably economically defeased in a manner satisfactory to the Required Holders shall be included in any calculation of the amount of "Debt" hereunder.

"Debt Prepayment Application" means, with respect to any Transfer of property, the application by the Company or its Restricted Subsidiaries, within the twelve-month period following the consummation of such Transfer, of cash in an amount equal to the Net Proceeds Amount with respect to such Transfer to the prepayment of the principal of Debt of the Company in accordance with the terms of any agreement or instrument relating to such Debt (other than Debt owing to the Company, any of its Subsidiaries or any Affiliate and Debt in respect of any revolving credit or similar credit facility providing the Company or any of its Subsidiaries with the right to obtain loans or other extensions of credit from time to time, except to the extent that in connection with such payment of Debt the availability of credit under such credit facility is permanently reduced by an amount not less than the amount of such proceeds applied to the payment of such Debt).

"Debt Prepayment Transfer" is defined in Section 10.9(b)(i).

"Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

"Default Rate" means that rate of interest that is the greater of (i) 2% per annum above the rate of interest stated in clause (a) of the first paragraph of the Notes of the applicable series or (ii) 2% over the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York, New York as its "base" or "prime" rate.

"Deposit Subsidiary" means any Wholly-Owned Restricted Subsidiary which

(a)	was formed by the Company for the sole purpose of holding a portion of the proceeds received by the Company and/or Newco from one or more sale-and-leaseback transactions involving the property which is the subject of any of the Cross-Border Leases, and

(b)	has no assets or liabilities other than the cash and cash equivalents pledged to secure the obligations of Newco under the Cross-Border Leases.

"Disposition Value" means, at any time, with respect to any property

(a)	in the case of property that does not constitute Subsidiary Stock, the book value thereof, valued at the time of such disposition in good faith by the Company, and

(b)	in the case of property that constitutes Subsidiary Stock, an amount equal to that percentage of book value of the assets of the Restricted Subsidiary that issued such stock as is equal to the percentage that the book value of such Subsidiary Stock represents of the book value of all of the outstanding capital stock of such Restricted Subsidiary (assuming, in making such calculations, that all Securities convertible into such capital stock are so converted and giving full effect to all transactions that would occur or be required in connection with such conversion) determined at the time of the disposition thereof, in good faith by the Company.

"Distribution" means, in respect of any corporation, association or other business entity:

(a)	dividends or other distributions or payments on capital stock or other equity interest of such corporation, association or other business entity (except distributions in such stock or other equity interest); and

(b)	the redemption or acquisition of such stock or other equity interests or of warrants, rights or other options to purchase such stock or other equity interests (except when solely in exchange for such stock or other equity interests) unless made, contemporaneously, from the net proceeds of a sale of such stock or other equity interests.

"Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including but not limited to those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

"ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with the Company under section 414 of the Code.

"Event of Default" is defined in Section 11.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Excluded Transfers" is defined in Section 10.9(a)(iii).

"Fair Market Value" means, at any time and with respect to any property, the sale value of such property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller (neither being under a compulsion to buy or sell).

"Funded Debt" means, with respect to any Person, all Debt of such Person which by its terms or by the terms of any instrument or agreement relating thereto matures, or which is otherwise payable or unpaid, more than one year from, or is directly or indirectly renewable or extendible at the option of the obligor in respect thereof to a date more than one year (including, without limitation, an option of such obligor under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of more than one year) from, the date of the creation thereof, provided that Funded Debt shall include, as at any date of determination, Current Maturities of Funded Debt.

"GAAP" means generally accepted accounting principles as in effect from time to time in the United States of America.

"Governmental Authority" means

(a)	the government of

    ( i)	the United States of America or any State or other political subdivision thereof, or

    (ii)	any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any Subsidiary, or

(b)	any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

"Guaranty" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such
Person:

(a)	to purchase such indebtedness or obligation or any property constituting security therefor;

(b)	to advance or supply funds (i) for the purchase or payment of such indebtedness or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

(c)	to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

(d)	otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

In any computation of the indebtedness or other liabilities of the obligor under any Guaranty, the indebtedness or other obligations that are the subject of such Guaranty shall be assumed to be direct obligations of such obligor.

"Holder" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Company pursuant to Section 13.1.

"Indebtedness" with respect to any Person means, at any time, without duplication,

(a)	its liabilities for borrowed money and its redemption obligations in respect of mandatorily redeemable Preferred Stock;

(b)	its liabilities for the deferred purchase price of property acquired by such Person (excluding accounts payable arising in the ordinary course of business but including all liabilities created or arising under any conditional sale or other title retention agreement with respect to any such property);

(c)	all liabilities appearing on its balance sheet in accordance with GAAP in respect of Capital Leases;

(d)	all liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not it has assumed or otherwise become liable for such liabilities);

(e)	all its liabilities in respect of unreimbursed draws under letters of credit or instruments serving a similar function issued or accepted for its account by banks and other financial institutions (whether or not representing obligations for borrowed money);

(f)	Swaps of such Person; and

(g)	any Guaranty of such Person with respect to liabilities of a type described in any of clauses (a) through (f) hereof.

Neither the Cross-Border Lease Debt nor any other Indebtedness, or portion thereof, that has been irrevocably economically defeased in a manner satisfactory to the Required Holders shall be included in any calculation of the amount of "Indebtedness" hereunder.

"Institutional Investor" means (a) any original purchaser of a Note, (b) any holder of a Note holding more than 10% of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

"Intergroup Transfer" is defined in Section 10.9(a)(ii).

"Investment" means any investment, made in cash or by delivery of property, by the Company or any of its Restricted Subsidiaries in any Person, whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, Guaranty, advance, capital contribution or otherwise.

"Lien" means, with respect to any Person, any mortgage, lien, pledge, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with respect to any property or asset of such Person (including in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements).

"Make-Whole Amount" is defined in Section 8.6.

"Material" means material in relation to the business, operations, affairs, financial condition, assets, or properties of the Company and its Restricted Subsidiaries taken as a whole.

"Material Adverse Effect" means a material adverse effect on (a) the business, operations, affairs, financial condition, assets or properties of the Company and its Restricted Subsidiaries taken as a whole, or (b) the ability of the Company to perform its obligations under this Agreement and the Notes, or (c) the validity or enforceability of this Agreement or the Notes.

"Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

"Net Proceeds Amount" means, with respect to any Transfer of any property by any Person, an amount equal to the difference of

(a)	the aggregate amount of the consideration (valued at the Fair Market
Value of such consideration at the time of the consummation of such Transfer) received by such Person in respect of such Transfer, minus

(b)	all ordinary and reasonable out-of-pocket costs and expenses actually incurred by such Person in connection with such Transfer.

"Newco" means any Restricted Subsidiary named as lessee under one or more of the Cross-Border Leases.

"Notes" is defined in Section 1.

"Officer's Certificate" means a certificate of a Senior Financial Officer or of any other officer of the Company whose responsibilities extend to the subject matter of such certificate.

"Ordinary Course Transfer" is defined in Section 10.9(a)(i).

"PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

"Person" means an individual, partnership, corporation, limited liability company, association, trust, unincorporated organization, or a government or agency or political subdivision thereof.

"Plan" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

"Preferred Stock" means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or other amounts or the distribution of assets upon liquidation or dissolution of such corporation.

"Property" or "Properties" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

"Property Disposition Date" is defined in Section 10.9(a)(iii).

"Property Reinvestment Application" means, with respect to any Transfer of property, the acquisition by the Company or any Restricted Subsidiary, within the twelve-month period following the date of the consummation of such Transfer, of operating assets of the Company or any Restricted Subsidiary to be used in the ordinary course of business of such Person.

"QPAM Exemption" means Prohibited Transaction Class Exemption 84-14 issued by the United States Department of Labor.

"Reinvested Transfer" is defined in Section 10.9(b)(ii).

"Repap Acquisition Documents" means and includes the Repap Purchase Agreement together with all agreements, exhibits, schedules, annexes and documents executed or delivered in connection therewith.

"Repap Purchase Agreement" means that certain Stock Purchase Agreement dated August 8, 1997 between Repap Enterprises, Inc., a corporation incorporated under the laws of Canada, and the Company.

"Required Holders" means, at any time, the holders of at least 51% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by the Company or any of its Affiliates).

"Responsible Officer" means any Senior Financial Officer and any other officer of the Company with responsibility for the administration of the relevant portion of this Agreement.

"Restricted Investments" means all Investments except the following:

(a)	property to be used in the ordinary course of business of the Company and its Restricted Subsidiaries;

(b)	current assets arising from the sale of goods and services in the ordinary course of business of the Company and its Restricted
Subsidiaries;

(c)	Investments in one or more Restricted Subsidiaries or any Person that concurrently with such Investment becomes a Restricted Subsidiary;

(d)	Investments existing on the date of the Closing and disclosed in Schedule
10.12;

(e)	Investments in United States Governmental Securities, provided that such obligations mature within 365 days from the date of acquisition thereof;

(f)	Investments in certificates of deposit issued by an Acceptable Bank, provided that such obligations mature within 365 days from the date of acquisition thereof;

(g)	Investments in commercial paper of an issuer organized and existing under the laws of the United States of America or any State thereof (including the District of Columbia) rated "A-1" by S&P and "P-1" by Moody's and maturing not more than 270 days from the date of creation thereof; and

(h)	Investments in addition to those permitted by the foregoing paragraphs
(a) through (g), inclusive, in an aggregate amount at any time outstanding not to exceed 10% of Consolidated Net Worth.

	As of any date of determination, each Restricted Investment shall be valued at the greater of:

(x)	the amount at which such Restricted Investment is shown on the books of the Company or any of its Restricted Subsidiaries (or zero if such Restricted Investment is not shown on any such books); and

(y)	either

    ( i)	in the case of any Guaranty of the obligation of any Person, the amount which the Company or any of its Restricted Subsidiaries has paid on account of such obligation less any recoupment by the Company or such Restricted Subsidiary of any such payments, or

    (ii)	in the case of any other Restricted Investment, the excess of (x)
the greater of (A) the amount originally entered on the books of the Company or any of its Restricted Subsidiaries with respect thereto and (B) the cost thereof to the Company or its Restricted
Subsidiary over (y) any return of capital by way of distribution
(after income taxes applicable thereto) upon such Restricted
Investment through the sale or other liquidation thereof or part thereof or otherwise.

As used in this definition of "Restricted Investments":

"Acceptable Bank" means any bank or trust company (i) which is organized under the laws of the United States of America or any State thereof, (ii) which has capital, surplus and undivided profits aggregating at least $200,000,000, and
(iii) whose long-term unsecured debt obligations (or the long-term unsecured debt obligations of the bank holding company owning all of the capital stock of such bank or trust company) shall have been given a rating of "A-" or better by S&P, "A3" or better by Moody's.

"Moody's" means Moody's Investors Service, Inc.

"S&P" means Standard & Poor's Ratings Group, a division of McGraw Hill, Inc.

"United States Governmental Security" means any direct obligation of, or obligation guaranteed by, the United States of America, or any agency controlled or supervised by or acting as an instrumentality of the United States of America pursuant to authority granted by the Congress of the United States of America, so long as such obligation or guarantee shall have the benefit of the full faith and credit of the United States of America which shall have been pledged pursuant to authority granted by the Congress of the United States of America.

"Restricted Payment" means any Distribution in respect of the Company or any Restricted Subsidiary of the Company (other than on account of capital stock or other equity interests of a Restricted Subsidiary owned legally and beneficially by the Company or another Restricted Subsidiary), including, without limitation, any Distribution resulting in the acquisition by the Company of Securities which would constitute treasury stock. For purposes of this Agreement, the amount of any Restricted Payment made in property shall be the greater of (x) the Fair Market Value of such property (as determined in good faith by the board of directors (or equivalent governing body) of the Person making such Restricted Payment) and (y) the net book value thereof on the books of such Person, in each case determined as of the date on which such Restricted Payment is made.

"Restricted Subsidiary" shall mean any Subsidiary that is not an Unrestricted Subsidiary.

"Securities Act" means the Securities Act of 1933, as amended from time to time.

"Senior Financial Officer" means the chief financial officer, principal accounting officer, treasurer, controller or comptroller of the Company.

"Series F Notes" is defined in Section 1.

"Series G Notes" is defined in Section 1.

"Series H Notes" is defined in Section 1.

"Significant Subsidiary" means at any time any Subsidiary that would at such time constitute a "significant subsidiary" (as such term is defined in Regulation S-X of the Securities and Exchange Commission as in effect on the date of the Closing) of the Company.

"Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Company.

"Subsidiary Stock" means, with respect to any Person, the stock (or any option or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of any Subsidiary of such Person.

"Substantial Portion" means, with respect to any Transfer of property, any portion of property of the Company and its Restricted Subsidiaries, if

(a)	the Disposition Value of such property, when added to the Disposition
Value of all other property of the Company and its Restricted
Subsidiaries that was subject to a Transfer (other than an Excluded
Transfer) during the 365-day period ending on and including the Property Disposition Date of such property exceeds an amount equal to fifteen percent (15%) of Consolidated Net Assets determined as of the end of the then most recently ended fiscal year of the Company, or

(b)	such property and all other property of the Company and its Restricted
Subsidiaries that was subject to a Transfer (other than an Excluded
Transfer) during the 365-day period ending on and including the Property Disposition Date of such property accounts, in the aggregate, for more than fifteen percent (15%) of Consolidated Net Income in respect of the then most recently ended fiscal year of the Company.

"Successor Corporation" is defined in Section 10.8.

"Swaps" means, with respect to any Person, payment obligations with respect to interest rate swaps, currency swaps and similar obligations obligating such Person to make payments, whether periodically or upon the happening of a contingency. For the purposes of this Agreement, the amount of the obligation under any Swap shall be the amount determined in respect thereof as of the end of the then most recently ended fiscal quarter of such Person, based on the assumption that such Swap had terminated at the end of such fiscal quarter, and in making such determination, if any agreement relating to such Swap provides for the netting of amounts payable by and to such Person thereunder or if any such agreement provides for the simultaneous payment of amounts by and to such Person, then in each such case, the amount of such obligation shall be the net amount so determined.

"Transfer" means, with respect to any Person, any transaction in which such Person sells, conveys, transfers or leases (as lessor) any of its property, including, without limitation, Subsidiary Stock.

"Unrestricted Subsidiary" shall mean any Subsidiary which is designated an Unrestricted Subsidiary by the Board of Directors of the Company in accordance with Section 10.13.

"Wholly-Owned Restricted Subsidiary" means, at any time, any Restricted Subsidiary one hundred percent (100%) of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of the Company and the Company's other Wholly-Owned Restricted Subsidiaries at such time.


                                     SCHEDULE 5.4
                                   ORGANIZATION AND
                        OWNERSHIP OF SHARES OF SUBSIDIARIES

1.  All are corporations unless otherwise noted:

    a.	Consolidated Water Power Company (Wisconsin) 100%.

    b.	Newaygo Forest Products Limited (Ontario) 100%.

    c.	Consolidated Foreign Sales Corporation (Virgin Islands) 100%.

    d.	LSPI Duluth Corp. (Minnesota) 100%.

    e.	LSPI Paper Corporation (Minnesota) 100%.

    f.	Lake Superior Paper Industries (Minnesota joint venture) 100%.

    g.	LSPI Fiber Co. (Minnesota) 100%.

    h.	Superior Recycled Fiber Corporation (Minnesota) 100%.

    i.	Superior Recycled Fiber Industries (Minnesota joint venture) 100%.

    j.	Consolidated Papers International Leasing L.L.C. (Delaware limited liability company) 100%.

    k.	Condepco, Inc. (Delaware) 100%.

    l.	Inter Lake Papers, Inc. (formerly Repap USA, Inc.) (Wisconsin) 100%.

    m.	Inter Lake Wisconsin, Inc. (formerly Repap Wisconsin, Inc.) (Wisconsin)
100%.

    n.	Inter Lake Sales Corp. (formerly Repap Sales Corp.) (New York) 100%.

2.  No exceptions.

                                     SCHEDULE 5.5
                                FINANCIAL STATEMENTS

Consolidated Financial Statements for the years ended December 21, 1997, 1996 and 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                                     SCHEDULE 5.14
                                    USE OF PROCEEDS

1.	Repayment of a portion of amounts outstanding under existing loans including The Prudential Insurance Company of America's portion of the Amended and Restated Financing Agreement dated as of January 1, 1998 among the several institutions named therein, State Street Bank and Trust Company of Connecticut, NA, Consolidated Papers, Inc. and Lake Superior Paper Industries.

2.	General corporate purposes.

                                     SCHEDULE 5.15
                                EXISTING INDEBTEDNESS
                                (AS OF MARCH 31, 1998)

A.  Consolidated Papers, Inc. ("CPI")

          Credit Lines                Line of Credit     Outstandings

1.  Bank of New York                  $  40,000,000      $     -0-
2.  Wachovia Bank, N.A.                 150,000,000            -0-
3.  Firstar Bank, Milwaukee, N.A.        15,000,000        15,000,000
4.  The Bank of Tokyo, Ltd.              15,000,000        11,600,000
5.  Wachovia Bank, N.A., as agent       750,000,000       510,000,000

    Long-Term Debt
     $30,000,000                7.05% Senior Notes due June 30, 2000
     $55,000,000                7.40% Senior Notes due June 30, 2005

B.  Lake Superior Paper Industries

    1.	Five separate Facility Leases dated December 31, 1997 between Lake
Superior Paper Industries ("Lake Superior") and First National Bank of Minneapolis, as Owner Trustee ("Owner Trustee").

    2.	Guaranty running from CPI dated December 22, 1997 to State Street Bank and Trust Company of Connecticut, National Association, in its individual capacity and as Indenture Trustee ("Indenture Trustee"), the Owner Trustee, and the Loan Participants related to the five separate Facility leases dated December 31, 1987, between Lake
Superior and the Owner Trustee.

    3.	Guaranty running from CPI dated December 22, 1997 to the Indenture
Trustee, Owner Trustee, and Mission Funding Delta related to the five separate Facility leases dated December 31, 1987, between Lake
Superior and the Owner Trustee.

    4.	Guaranty running from CPI dated January 1, 1998 to the Indenture
Trustee, Owner Trustee, and Papermill Leasing, Inc. related to the five separate Facility leases dated December 31, 1987, between Lake Superior and the Owner Trustee.

    5.	Guaranty running from CPI dated January 1, 1998 to the Indenture
Trustee, Owner Trustee and Bell Atlantic Credit Corporation related to the five separate Facility leases dated December 31, 1987 between Lake Superior and the Owner Trustee.

    6.	Guaranty running from CPI dated January 1, 1998 to the Indenture
Trustee and Resources Capital Investment related to the five separate Facility leases dated December 31, 1987 between Lake Superior and the Owner Trustee.

    7.	Guaranty running from CPI dated January 1, 1998 to the Indenture
Trustee and Joint Ventures Affiliated, Inc. related to the five separate Facility leases dated December 31, 1987 between Lake Superior and the Owner Trustee.

C.  Stevens Point IRB

    1.	City of Stevens Point, Wisconsin Tax-Exempt Adjustable Mode Exempt
Facility Revenue Bonds (Consolidated Papers, Inc. Project), Series
1997, in the aggregate principal amount of $5,000,000.)

D.  Inter Lake Wisconsin, Inc.

    1.	9-1/4% First Priority Senior Secured Notes Due 2002 ($19.5 million).

    2.	9-7/8% Second Priority Senior Secured Notes Due 2006 ($1.1 million).

E.  Cross-Border Lease Debt (as defined in the Agreement) $30,379,662.

F. Niagara of Wisconsin Paper Corporation Equipment Credit Services lease agreement dated 12/20/86.

G. $277 million private placement under five separate Note Purchase Agreements each dated as of October 15, 1997.


                                    SCHEDULE 5.17
                           STATUS UNDER CERTAIN STATUTES

Consolidated Water Power Company, Niagara of Wisconsin Paper Corporation and Inter Lake Wisconsin, Inc. (formerly Repap Wisconsin, Inc.) all Wisconsin corporations and wholly owned subsidiaries of the Company, are subject to regulation under the Federal Power Act as the owners of licensed hydroelectric projects. The Wisconsin River Power Company and the Wisconsin Valley Improvement Company are also subject to the Federal Power Act as the owners of licensed hydroelectric projects. Consolidated Water Power Company holds minority interests in both the Wisconsin River Power Company and the Wisconsin Valley Improvement Company. The Company is subject to regulation under the Public Utility Holding Company Act as the owner of Consolidated Water Power Company, but is exempted by virtue of Section 3(a)(2) thereof.


                                     SCHEDULE 10.12
                                 EXISTING INVESTMENTS

                                           Shares             Amount1
Consolidated Papers, Inc.
  Thiele Kaolin Company                    442,240         $ 32,925,820
  Forest Insurance Company, Ltd.            33,333               33,333

Consolidated Water Power Company
  Wisconsin River Power Company             31,600            5,532,361
  Wisconsin Valley Improvement Company      37,252              438,623

1	These amounts are included for reference purposes only and are stated as of the Closing Date. Retained earnings accruing after the Closing Date shall be deemed to be incorporated in this Schedule.



                        [FORM OF SERIES F NOTE]
                             CONSOLIDATED PAPERS, INC.
                  6.93% SENIOR NOTE SERIES F, DUE MAY 8, 2009

No.  FR-1998-__                                          May 8, 1998
$[__________]


FOR VALUE RECEIVED, the undersigned, CONSOLIDATED PAPERS, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Wisconsin, hereby promises to pay to [____________________] or registered assigns, the principal sum of [______________] DOLLARS on May 8, 2009 with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 6.93% per annum from the date hereof, payable semiannually, on the eighth day of May and November in each year, commencing with the May 8 or November 8 next succeeding the date hereof, until the principal hereof shall have become due and payable, and
(b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 8.93% or (ii) 2% over the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York, New York as its "base" or "prime" rate.

Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at Wisconsin Rapids, Wisconsin or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.

This Note is one of a series of 6.93% Senior Notes, Series F, due May 8, 2009 issued in an aggregate principal amount of $30,000,000 (the "Series F Notes"), together with the 7.24% Senior Notes, Series G, due May 8, 2018 issued in an aggregate principal amount of $65,000,000 (the "Series G Notes"), and the 7.30% Senior Notes, Series H, due May 8, 2023 issued in an aggregate principal amount of $65,000,000 (the "Series H Notes"), pursuant to that certain Note Purchase Agreement, dated as of May 8, 1998 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the Purchaser named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement. Capitalized terms used herein shall have the meanings set forth in the Note Purchase Agreement unless defined herein.

This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York, excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

	CONSOLIDATED PAPERS, INC.

	By:____________________________________
	Name:    Richard J. Kenney
	Title:   Senior Vice President, Finance


                       [FORM OF SERIES G NOTE]
                            CONSOLIDATED PAPERS, INC.
              7.24% SENIOR NOTE, SERIES G, DUE MAY 8, 2018

No.  GR-1998-__                                          May 8, 1998
$[__________]

FOR VALUE RECEIVED, the undersigned, CONSOLIDATED PAPERS, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Wisconsin, hereby promises to pay to [____________________] or registered assigns, the principal sum of [______________] DOLLARS on May 8, 2018 with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 7.24% per annum from the date hereof, payable semiannually, on the last day of May and November in each year, commencing with the May 8 or November 8 next succeeding the date hereof, until the principal hereof shall have become due and payable, and
(b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 9.24% or (ii) 2% over the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York, New York as its "base" or "prime" rate.

Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at Wisconsin Rapids, Wisconsin or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.

This Note is one of a series of 7.24% Senior Notes, Series G, due May 8, 2018 issued in an aggregate principal amount of $65,000,000 (the "Series G Notes"), together with the 6.93% Senior Notes, Series F, due May 8, 2009 issued in an aggregate principal amount of $30,000,000 (the "Series F Notes"), and the 7.30% Senior Notes, Series H, due May 8, 2023 issued in an aggregate principal amount of $65,000,000 (the "Series H Notes"), pursuant to that certain Note Purchase Agreement, dated as of May 8, 1998 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the Purchaser named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement. Capitalized terms used herein shall have the meanings set forth in the Note Purchase Agreement unless defined herein.

This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York, excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

	CONSOLIDATED PAPERS, INC.

	By:____________________________________
	Name:    Richard J. Kenney
	Title:   Senior Vice President, Finance


                        [FORM OF SERIES H NOTE]
                             CONSOLIDATED PAPERS, INC.
                7.30% SENIOR NOTE, SERIES H, DUE MAY 8, 2023


No.  HR-1998-__                                          May 8, 1998
$[__________]


FOR VALUE RECEIVED, the undersigned, CONSOLIDATED PAPERS, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Wisconsin, hereby promises to pay to [_____________________] or registered assigns, the principal sum of [______________] DOLLARS on May 8, 2023 with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 7.30% per annum from the date hereof, payable semiannually, on the last day of May and November in each year, commencing with the May 8 or November 8 next succeeding the date hereof, until the principal hereof shall have become due and payable, and
(b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 9.30% or (ii) 2% over the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York, New York as its "base" or "prime" rate.

Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at Wisconsin Rapids, Wisconsin or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.

This Note is one of a series of 7.30% Senior Notes, Series H, due May 8, 2023 issued in an aggregate principal amount of $65,000,000 (the "Series H Notes"), together with the 6.93% Senior Notes, Series F, due May 8, 2009 issued in an aggregate principal amount of $30,000,000 (the "Series F Notes"), and the 7.24% Senior Notes, Series G, due May 8, 2018 issued in an aggregate principal amount of $65,000,000 (the "Series G Notes"), pursuant to that certain Note Purchase Agreement, dated as of May 8, 1998 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the Purchaser named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement. Capitalized terms used herein shall have the meanings set forth in the Note Purchase Agreement unless defined herein.

This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York, excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.


	CONSOLIDATED PAPERS, INC.


	By:____________________________________
	Name:    Richard J. Kenney
	Title:   Senior Vice President, Finance

EXHIBIT 4.4A

                   FORM OF OPINION OF GENERAL COUNSEL
                             TO THE COMPANY


The closing opinion of Carl H. Wartman, Esq., General Counsel of the Company, which is called for by Section 4.4(a) of the Note Purchase Agreement, shall be dated the date of the Closing and addressed to the Purchasers, shall be satisfactory in scope and form to the Purchasers and shall be to the effect that:

 1.	The Company is a corporation, duly incorporated, validly existing and in good standing under the laws of the State of Wisconsin, has the corporate power and the corporate authority to execute and perform the Note
Purchase Agreement and to issue the Notes and has the full corporate power and the corporate authority to conduct the activities in which it is now engaged and is duly qualified and is in good standing as a foreign corporation in each jurisdiction in which the character of the properties owned or leased by it or the nature of the business transacted by it makes such qualification necessary.

 2.	Each [Significant] Subsidiary is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified and is in good standing in each jurisdiction in which the character of the properties owned or leased by it or the nature of the business transacted by it makes such qualification necessary and all of the issued and outstanding shares of capital stock of each such [Significant] Subsidiary have been duly issued, are fully paid and non-assessable and are owned by the Company.

 3.	The Note Purchase Agreement has been duly authorized by all necessary corporate action on the part of the Company, has been duly executed and delivered by the Company and constitutes the legal, valid and binding contract of the Company enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and provided that the availability of equitable remedies (including, without limitation, specific performance) remains subject to the discretion of the courts.

 4.	The Notes have been duly authorized by all necessary corporate action on the part of the Company, have been duly executed and delivered by the Company and constitute the legal, valid and binding obligations of the Company enforceable in accordance with their terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and provided that the availability of equitable remedies (including, without limitation, specific performance) remains subject to the discretion of the courts.

 5.	No approval, consent or withholding of objection on the part of, or filing, registration or qualification with, any governmental body, Federal or state, is necessary in connection with the execution and delivery of the Note Purchase Agreement or the Notes.

 6.	The issuance and sale of the Notes and the execution, delivery and performance by the Company of the Note Purchase Agreement do not conflict with or result in any breach of any of the provisions of or constitute a default under or result in the creation or imposition of any Lien upon any of the property of the Company pursuant to the provisions of the Articles of Incorporation or By-laws of the Company or any agreement or other instrument known to such counsel to which the Company is a party or by which the Company may be bound.

 7.	The issuance, sale and delivery of the Notes under the circumstances contemplated by the Note Purchase Agreement do not, under existing law, require the registration of the Notes under the Securities Act of 1933, as amended, or the qualification of an indenture under the Trust
Indenture Act of 1939, as amended.

 8.	There are no actions, suits or proceedings pending or, to the knowledge of such counsel, threatened against or affecting the Company or any [Significant] Subsidiary or any property of the Company or any [Significant] Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority either (i) with respect to the Note Purchase Agreement or the Notes or (ii) that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

 9.	The issuance of the Notes and the use of the proceeds of the sale of the
Notes in accordance with the provisions of and as contemplated by the Note Purchase Agreement (including, without limitation, the representations and warranties set forth in the Note Purchase Agreement) do not violate or conflict with Regulation U, T or X of the Board of Governors of the Federal Reserve System.

10.	The Company is not an "investment company," or a company "controlled" by an "investment company," under the Investment Company Act of 1940, as amended.

The opinion of Carl H. Wartman, Esq., General Counsel of the Company, shall cover such other matters relating to the sale of the Notes as the Purchasers may reasonably request. With respect to matters of fact on which such opinion is based, such counsel shall be entitled to rely on appropriate certificates of public officials and officers of the Company and representations of the Purchaser set forth in the Note Purchase Agreement.


EXHIBIT 4.4B

                       FORM OF OPINION OF COUNSEL
                            TO THE PURCHASER


The closing opinion of Wiley S. Adams, Esq., counsel to the Purchasers, called for by Section 4.4(b) of the Note Purchase Agreement, shall be dated the date of the Closing and addressed to the Purchasers, shall be satisfactory in form and substance to the Purchaser.
