Form 10-Q
period 1998-09-30
CONSOLIDATED PAPERS INC
filed 1998-11-10
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1998

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

           Common stock par value $1.00 outstanding October 15, 1998

                              90,445,113 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                        As Of
                                    September 30   September 30
                                         1998           1997       December 31
                                     (Unaudited)    (Unaudited)       1996

                                   ASSETS
Current Assets
Cash and cash equivalents             $    10,494   $     6,874   $    13,169
Receivables (net of reserves of
  $6,772 as of September 30, 1998,
  $5,885 as of September 30, 1997,
  and $6,374 as of December 31,
  1997)                                   157,643       123,321       160,874
Inventories
  Finished stock                           89,713        46,617        81,858
  Unfinished stock                         11,183         7,504        10,387
  Raw materials and supplies              112,640        93,192       112,801
    Total inventories                     213,536       147,313       205,046
Prepaid expenses                           48,047        44,690        26,506
  Total current assets                    429,720       322,198       405,595

Investments and other assets               58,399       304,938        61,065
Restricted cash related to leases         442,025       419,164       427,026
Goodwill                                  142,469        55,754       148,049

Plant and Equipment
Buildings, machinery and equipment      3,391,476     2,401,685     2,929,362
  Less:  Accumulated depreciation       1,010,323       857,768       883,265
                                        2,381,153     1,543,917     2,046,097
Land and timberlands                       40,598        37,616        39,774
Capital additions in process              172,791       126,043       219,904
  Total plant and equipment             2,594,542     1,707,576     2,305,775
                                      $ 3,667,155   $ 2,809,630   $ 3,347,510


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable                      $   100,167   $    71,653   $    92,330
Other                                     151,656       103,620       117,031
  Total current liabilities               251,823       175,273       209,361
Long-term debt                          1,056,014       484,000       868,665
Capital lease obligations                 470,558       447,392       456,321
Deferred income taxes                     337,891       276,138       309,875
Postretirement benefits                   162,988       105,923       152,470
Other noncurrent liabilities               30,525        16,287        33,151

Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, shares issued
  90,621,171 as of September 30, 1998,
  89,949,596 as of September 30, 1997,
  and 90,009,898 as of December 31,
  1997                                     90,621        89,950        90,010
Capital in excess of par value             58,255        44,125        46,400
Accumulated other comprehensive
  income                                   (2,585)       (2,534)       (2,610)
Treasury stock, at cost, 186,026
  shares as of September 30, 1998,
  48,816 shares as of September 30,
  1997, and 278,816 shares as of
  December 31, 1997                        (4,898)       (1,190)       (7,370)
Reinvested earnings                     1,215,963     1,174,266     1,191,237
  Total shareholders' investment        1,357,356     1,304,617     1,317,667
                                      $ 3,667,155   $ 2,809,630   $ 3,347,510


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                              Three Months Ended            Nine Months Ended
                          September 30        June 30         September 30
                        1998        1997        1998        1998        1997
Net sales          $   491,580  $ 396,795 $   508,437 $ 1,517,026  $ 1,169,611
Cost of goods sold     421,996    336,508     414,392   1,249,270      974,131
  Gross profit          69,584     60,287      94,045     267,756      195,480
Selling, general
  and
  administrative
  expenses              25,799     20,456      25,625      74,531       60,275
  Income from
    operations          43,785     39,831      68,420     193,225      135,205
Interest expense       (24,455)   (10,288)    (24,286)    (72,785)     (27,050)
Interest income          8,058      6,886       7,646      23,337       19,361
Miscellaneous, net       1,245      1,919       1,058       2,766        5,078
  Total other
    income
    (expense), net     (15,152)   ( 1,483)    (15,582)    (46,682)     ( 2,611)
Income before
  provision for
  income taxes          28,633     38,348      52,838     146,543      132,594
Provision for
  income taxes          11,454     14,572      21,135      58,618       50,386
Net income before
  extraordinary
  item                  17,179      23,776     31,703      87,925       82,208
Loss on debt
  extinguishment,
  net of tax
  benefit of
 $3,069                   -          -        ( 4,603)    ( 4,603)        -
Net income         $    17,179  $  23,776 $    27,100 $    83,322  $    82,208
Net income per
  share before
  extraordinary
  item - basic     $      0.19  $    0.27 $      0.36 $      0.98  $      0.92
Net income per
  share before
  extraordinary
  item - diluted   $      0.19  $    0.26 $      0.36 $      0.98  $      0.91
Net income per
  share - basic    $      0.19  $    0.27 $      0.30 $      0.92  $      0.92
Net income per
  share - diluted  $      0.19  $    0.26 $      0.30 $      0.92  $      0.91
Average number of
  common shares
  outstanding       90,389,164  89,832,364 90,248,024  90,160,542   89,662,310

                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                            Three Months Ended            Nine Months Ended
                        September 30       June 30          September 30
                      1998        1997       1998        1998         1997
Balance beginning
  of period      $ 1,218,670 $ 1,169,348  $ 1,211,417 $ 1,191,237  $ 1,148,546
Add:  Net income      17,179      23,776       27,100      83,322       82,208
Deduct:  Cash
  dividends          (19,886)    (18,858)     (19,847)    (58,596)     (56,488)
Balance end of
  period         $ 1,215,963  $ 1,174,266 $ 1,218,670 $ 1,215,963  $ 1,174,266


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                              Nine Months Ended
                                                September 30
                                               1998        1997
Cash Flows From Operating Activities:
  Net income                                $  83,322   $  82,208
  Depreciation and depletion                  134,174      89,445
  Amortization of goodwill and intangibles      7,601       4,400
  Debt premium amortization                  (  7,026)       -
  Deferred income taxes                        24,398      24,183
  Earnings of affiliates                     (  3,307)   (  3,614)
  (Increase) decrease in current assets,
    other than cash and cash equivalents     ( 26,800)   (  4,355)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt               46,080      11,517
  Increase (decrease) in postretirement
    benefits                                   10,518       7,309
  Increase (decrease) in other noncurrent
    liabilities                              (  2,626)      2,743
Net cash provided by operating activities     266,334     213,836

Cash Flows From Investing Activities:
  Capital expenditures                       (302,518)   (148,665)
  Other                                         3,215    (235,589)
Net cash (used in) investing activities      (299,303)   (384,254)

Cash Flows From Financing Activities:
  Cash dividends                             ( 58,596)   ( 56,488)
  Proceeds from long-term debt                160,000        -
  Repayment of long-term debt                (143,831)       -
  Net borrowings under lines of credit
    and revolvers                              57,783     211,533
  Other                                        14,938       9,319
Net cash provided by financing
  activities                                   30,294     164,364
Net increase (decrease) in cash and cash
  equivalents                                (  2,675)   (  6,054)
Cash and cash equivalents - beginning of
  period                                       13,169      12,928
Cash and cash equivalents - end of period   $  10,494   $   6,874

Cash paid during the period for:
  Interest                                  $  56,207   $  20,497
  Income taxes                                 37,838      20,971


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

3.	In the second quarter 1998, the company recognized a $4.6 million after taxes, or 6 cents per share - basic, 6 cents per share - diluted, extraordinary loss. The extraordinary loss was the result of the early redemption of the company's $143.8 million, face value, term loan assumed as part of the operating lease buyout on production equipment at Lake
Superior Paper Industries (see Note 2). The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the write-off of the remaining debt premium and net of income tax benefits of $3.1 million. The redemption of the 12.08% debt was financed with proceeds from private placement notes with interest rates between 6.93% and 7.30%.

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

Subsequent Event

On October 27, 1998, the company announced that its corrugated products plant, Castle Rock Container Company, will be offered for sale. A potential buyer has not been named and a timetable for the sale has not been determined. Castle Rock Container shipments represent approximately 2% of the total company's shipments.

Sales and Cost of Sales

Third quarter net sales increased $95 million or 24% and first nine months' net sales increased $347 million or 30% compared with similar periods in 1997. Third quarter shipments were 539,351 tons, up 23%, and first nine months' shipments were 1,645,024 tons, up 25%, when compared with similar periods in 1997. The increases are primarily due to the October 1997 acquisition.

Net income for the third quarter 1998 of $17 million or $.19 per share was a decrease, compared with $24 million or $.26 per share, for 1997. Lower-priced imports of coated printing papers are up 27% in 1998 over 1997, creating a soft market, causing incremental downtime and driving down pricing for domestic producers. To date in 1998, Consolidated has reduced its production of these papers by approximately 50,000 tons due to market-related downtimes. These market-related downtimes, combined with annual maintenance downtimes taken in the third quarter at the company's Biron, Wisconsin Rapids, Wisconsin River, and Kraft divisions, led to a higher cost per ton of paper produced and resulted in a reduction in after-tax earnings. The company's earnings per share are reported on a diluted basis and reflect a two-for-one split of the company's common stock announced on April 27, with a payable date of May 22.

The groundwood-free coated printing paper mill, Wisconsin Rapids Division, operated at 87% of capacity for the third quarter and 91% of capacity the first nine months of 1998, compared with 100% of capacity for the third quarter and for the first nine months of 1997. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, operated at 100% of capacity in the third quarter of 1998 and at 97% of capacity for the first nine months of 1998, compared with 100% for the third quarter and 99% for the first nine months in 1997.

Inter Lake Papers, which was acquired October 1, 1997, manufactures both groundwood and groundwood-free coated printing paper and operated at 84% of available capacity in the third quarter and 93% for the first nine months in 1998.

The lightweight groundwood coated printing paper mills, Biron, Wisconsin River and Niagara divisions, on a combined basis, operated at 94% of capacity for the third quarter and 97% of capacity the first three quarters of 1998, compared with 100% of capacity for the third quarter and 96% for the first three quarters of 1997. The two smallest groundwood coated paper machines, Nos. 41 and 61, were idle during the first quarter of 1997. No. 41 paper machine resumed operations on April 16, 1997, and No. 61 resumed operations on July 7, 1997. No. 61 was again idled indefinitely on October 17, 1998, due to lack of orders.

Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of available capacity in both the third quarter and first nine months of 1998, compared with 100% of capacity in the third quarter and 99% of capacity in the first nine months of 1997. The company's supercalendered paper machine at its Lake Superior Paper Industries facility underwent a 20-day rebuild in February 1998, which included installation of a gap former, enabling the machine to produce supercalendered "A Plus" paper grades.

The coated specialty paper division (Stevens Point) operated at 83% of capacity in the third quarter and 85% of capacity for the first nine months of 1998, compared with 75% of capacity in the third quarter and 89% of capacity in the first nine months of 1997. The reduced operating rates beginning in the second quarter of 1997 reflect the March 1997 start-up of the No. 35 paper machine, which increased this mill's available capacity 55%.

Superior Recycled Fiber Industries, which manufactures recycled pulp from postconsumer office scrap paper operated at 92% of available capacity during the third quarter of 1998 and 90% of capacity for the first nine months of 1998, compared with 73% during the third quarter of 1997 and 95% for the first nine months of 1997. Shipments of paperboard products decreased 4% compared with year 1997 and corrugated products decreased by 14% compared with 1997.

Gross profit margins as a percent of net sales were 14.2% and 17.7% for the third quarter and first nine months of 1998, compared with 15.2% and 16.7% for the similar periods in 1997. The third quarter 1998 decrease in gross profit margins were due to downtime taken resulting from the increase in lower-priced imports of coated printing papers and annual maintenance downtimes taken in the third quarter, offset somewhat by lower purchase pulp costs.

Selling, general and administrative expenses as a percent of net sales were 5.2% and 4.9% for the third quarter and first nine months of 1998, respectively, compared with 5.2% for both the similar periods in 1997. Selling, general and administrative expenses are typically considered to be fixed costs and thus fluctuate as a percent of sales as shipments and revenue increase. The quarter and year-to-date increase in expenses are basically from the October 1, 1997 acquisition.

Other income (expense) increased $14 million in third quarter 1998 and $44 million for the first nine months of 1998 as compared with similar periods in 1997. Interest expense increased primarily due to the higher debt associated with the October 1997 acquisition and the Lake Superior Paper Industries operating lease buyout.

The effective tax rate was 40.0% in 1998,compared with 38.0% for 1997.

Liquidity and Capital Resources

The October 1997 acquisition was accounted for as a purchase and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods.

On September 30, 1998, the ratio of current assets to current liabilities was 1.7:1, compared with 1.8:1 at September 30, 1997. During the third quarter, working capital decreased by $9 million. Cash and cash equivalents decreased by $2 million and receivables increased by $1 million. Inventories decreased by $4 million. Prepaid expenses increased by $9 million, primarily due to higher tax benefits and timings at September 30, 1998. Accounts payable and other current liabilities increased by $15 million, due primarily to an increase in interest payable and salary and wages payable at September 30, 1998, compared with June 30, 1998.

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

The company's long-term debt on the balance sheet decreased $29 million during the third quarter and increased $187 million during the first nine months 1998. The nine month increase is due primarily to the company's exercise of its early purchase option to buy out an operating lease on production equipment at Lake Superior Paper Industries by paying $149 million in cash and assuming $120 million in debt. The resulting balance sheet long-term funded debt to capital ratio on September 30, 1998, was 44%, compared with 44% on June 30, 1998, 40% on December 31, 1997, and 27% on September 30, 1997.

Capital expenditures in the third quarter of 1998 totaled $50 million, compared with $50 million during the same period in 1997. The major third quarter 1998 expenditures included $16 million of an $86 million paper machine rebuild at Biron Division, $9 million of $48 million supercalender and woodroom additions at Niagara Division, $4 million of a $17 million hot-soft calender addition at Stevens Point Division, and $3 million of a $7 million hotel room addition at The Mead Inn. The company expects to spend a total of $240 million during 1998 for capital additions, $169 million of which was spent in the first nine months, $169 million of which was spent in the first nine months, not including $149 million for the lease buyout at Lake Superior Paper Industries.

Year 2000 Readiness Disclosure

General. The company's Year 2000 efforts are continuing, with completion of the final stages of its internal compliance project now scheduled for August 1999. The company has defined two major areas for its internal efforts: business applications and process applications (all other hardware and software systems). The company has defined a nine-step process toward Year 2000 compliance for each of these areas: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identify where failures may occur, determine solution and plan to repair or replace); (5) resolution (repair, retire or replace non-compliant systems; create bridges to other systems and perform unit testing); (6) test planning; (7) test execution; (8) deployment of compliant systems; and (9) fallout (remove bridges and patches, recertify standards). In both business and process applications, planning and awareness, inventory, triage, and detailed assessment are substantially complete. Work continues in the remaining areas. The company's overall Year 2000 project was 41% complete at the end of the third quarter 1998.

In addition to its internal efforts, the company's Year 2000 team is also focusing on external factors which may affect the company, including the compliancy status of suppliers and customers. The external effort includes the development of contingency plans to address identified risks.

Business Applications. This area includes in-house developed applications, purchased software systems and all hardware required for business applications. The company's internal programmers began using four-digit date fields for in-house developed applications in a major conversion effort over ten years ago. 90% of these applications have been remediated, where necessary, and testing is now in progress. The remaining 10% have external software dependencies which have delayed the company's remediation efforts until late 1998 or early 1999. As a result of the previous conversion effort, only 1% of in-house developed applications required date related changes. The Year 2000 compliance status is currently known for 90% of the company's high and medium risk business side purchased software and hardware devices. The Year 2000 team is currently assessing the final 10% of these items and is developing and executing remediation plans for non-compliant purchased software and hardware devices. Business applications are currently on schedule for completion of system testing and deployment by August 1999.

Process Applications. This area includes the company's manufacturing operations, where many items such as machine drives, scanners and process control devices include date dependent features. Approximately 74% of these devices have been determined to be compliant as of September 30, 1998. Of the balance, 15% remain classified as unknown, pending further testing or receipt of information from suppliers; 9% have been determined to be non-compliant; and 1% are obsolete and will be discarded or replaced. The company's efforts in this area have been slowed due to slow vendor responses to our inquiries. We presently project completion of the detailed assessment of this area by November 30, 1998. Remediation and testing of process applications, which must be coordinated with scheduled mill downtime, are now scheduled for completion in August 1999.

Costs. The total cost associated with the hardware and software modifications required by the Year 2000 problem is not expected to be material to the company's financial position. The company presently estimates that it will spend approximately $25.6 million on its overall Year 2000 project. This includes $20.1 million for remediation and replacement of non-compliant systems, $1.1 million for outside consultant costs, and $4.4 million for internal labor costs. The amount expected to be spent on remediation and replacement includes previously budgeted items totaling $7.7 million where these expenditures have been accelerated to meet Year 2000 requirements. Of the overall $25.6 million cost, $5.2 million had been spent at the end of the third quarter 1998.

External Factors - Customers and Suppliers. The company has surveyed its customers and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. These groups have been prioritized based on their relative importance to the company's operations. We are focusing our efforts on those third parties whose failure to be Year 2000 compliant could significantly affect the company's ability to do business. Prioritization also includes an analysis of alternative sources of raw materials or production equipment. While most of our key customers and suppliers appear to be making good progress toward year 2000 compliancy, the company is concerned about several key suppliers which have not yet fully responded to our inquiries. Discussions with these suppliers are being pursued vigorously. We are also engaged in an ongoing dialogue with major customers. Finally, the company is testing its electronic data interchange (EDI) systems with its EDI partners. The company's efforts to determine its suppliers' and customers' Year 2000 status will continue throughout 1999 as we monitor the progress of those parties' ongoing Year 2000 efforts.

Contingency Plans. As noted above, the company is now engaged in its internal and external compliance efforts. The company presently believes that its internal efforts will be successful in preventing any material disruption of the company's business and process applications caused by the Year 2000 problem. Current external efforts are identifying certain potential risks, such as shutdown of key customers or suppliers, breakdowns in transportation systems, or failures of the electrical grid or the company's wide area network. Contingency plans will be developed to address these problems where possible. The company is in the early stages of developing contingency plans with respect to suppliers. These plans will probably involve identification of alternative sources as well as increased inventories of raw materials and finished product. Identification of alternative sources may prove difficult in some areas, particularly with respect to existing assets which require repair, upgrade or replacement parts from the original vendor. The company is concerned about the continued availability of electrical power from its suppliers. The company purchases approximately 60% of its electrical power needs. Should the electrical power grid be disrupted as a result of Year 2000 failures, the company would be forced to curtail operations until the grid is restored. Should problems arise which prevent customers from purchasing or using the company's products, the company would likely take manufacturing downtime and other steps designed to minimize costs during a period of reduced demand. The company expects to increase its focus on contingency planning in the first quarter of 1999.

At this time, the company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or of the economy as a whole, either of which could have a material adverse impact on the company.

Forward Looking Statements.

Certain statements in this Form 10-Q report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual future results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things: (1) increased competition from either domestic or foreign paper producers, including increases in competitive capacity through construction of new mills or conversion of older facilities to produce competitive products; (2) increases in imports of competitive papers as a result of uncertainty or disruption in foreign producers' domestic markets as well as currency devaluations; (3) variations in demand for the company's products; (4) changes in the cost or availability of the raw materials used by the company, particularly market pulp and wood; (5) costs of compliance with new environmental laws and regulations; (6) decisions by the company to make a significant acquisition or a significant increase in production capacity; and (7) unanticipated costs or problems associated with Year 2000 compliance, particularly with respect to third-party systems over which the company has no control.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

	There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     November 10, 1998

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date     November 10, 1998

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary