Form 10-K
period 1998-12-31
CONSOLIDATED PAPERS INC
filed 1999-03-26
CIK 23752

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1998

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

                              Yes (X)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of March 9, 1999 of the voting stock held by nonaffiliates of the registrant was approximately $1.25 billion, based upon the NYSE closing price on March 9, 1999 and an estimate that 61.2% of the stock is owned by nonaffiliates.

On March 9, 1999 there were 90,480,444 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held April 26, 1999.

                                 PART I

Item 1.  BUSINESS.

Consolidated Papers, Inc. was incorporated in Wisconsin in 1894. The company and its subsidiaries (collectively, the "Company") operate primarily in the pulp and paper industry. Pulp and paper operations involve the manufacture and sale of coated and supercalendered printing paper for the printed communications industry, coated specialty papers used largely in the packaging and labeling of food and consumer products, and the manufacture of pulp and recycled pulp for use in the manufacture of these papers. The Company also manufactures paperboard, paperboard products and corrugated products. Integrated in the business are electrical power operations, which have nominal third party sales.

Effective July 1, 1995, the Company acquired Niagara of Wisconsin Paper Corporation, Niagara, Wisconsin, a manufacturer of coated groundwood publication papers; Lake Superior Paper Industries, Duluth, Minnesota, a manufacturer of supercalendered paper; and Superior Recycled Fiber Industries, Duluth, Minnesota, a producer of high-quality recycled pulp from post consumer office scrap paper.

In October, 1997, the Company acquired Repap Wisconsin, Inc. and Repap Sales Corporation. The operations are now known as Inter Lake Papers, a Consolidated Papers company. Inter Lake Papers manufactures groundwood and groundwood-free coated papers for the printing and publishing industries.

The Company's principal product is coated and supercalendered printing papers for the printing and publishing industries. The Company is North America's leading manufacturer of these papers. In addition, the Company manufactures coated specialty papers, paperboard, paperboard products, corrugated products, and kraft and recycled pulp.

The percent of coated and supercalendered printing paper sales to total sales was 80.0% (1994), 83.9% (1995), 83.7% (1996), 85.4% (1997) and 87.6% (1998).

Coated and supercalendered printing papers are sold directly to magazine and catalog publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

              DISTRIBUTION OF COATED PRINTING PAPER SALES IN TONS
                                   Direct
                                  Publisher           Merchant
                                  Accounts            And Other
                 Year                 %                   %
                 1994                52%                 48%
                 1995                56%                 44%
                 1996                56%                 44%
                 1997                53%                 47%
                 1998                54%                 46%

The Company competes in the coated and supercalendered printing paper market and the coated specialty paper market (1) by providing paper of high quality incorporating special properties desired by its customers, (2) by pricing its products competitively, and (3) by emphasizing service to customers by prompt attention to orders, timely and reliable delivery of products to customers, and technical assistance to printers that use the Company's products.

Few paper manufacturers have unique qualities in printing papers or coated specialty papers, or unique machines or secret processes that give them a strong competitive advantage over other paper manufacturers. Because of this, price competition is a more important marketing factor during periods of excess supply of, or low demand for, this product. These two factors often occur at once.

The Company competes in the coated and supercalendered printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is the largest manufacturer of printing papers in North America, having shipped
1,941,671 tons of coated and supercalendered printing papers in 1998, which represents approximately 20% of the U.S. market for this product. Sales to Unisource and xpedx, paper merchants, as a percent of net sales, amounted to 14% and 10%, respectively in 1998. The Company's principal U.S. competitors are Bowater Incorporated; Champion International Corporation; Crown Vantage
Inc.; International Paper Company; Madison Paper Industries; Mead Corporation;
the Northwest Paper Division of Potlatch Corporation; S.D. Warren, a subsidiary of Sappi Ltd.; UPM-Kymmene; and Westvaco Corporation.

The Company's energy sources during 1998 were:
                      Coal                          29.0%
                      Process Waste                 37.9%
                      Natural Gas                   15.3%
                      Electricity                   17.3%
                      Petroleum products              .5%

The Company experienced no shortages of energy in 1998. The Company currently purchases 73% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, and the other for Kentucky coal, both of which expire
December 31, 1999. The remaining 27% of its coal requirement is purchased on annual contracts. Coal is currently in ample supply, and we anticipate no supply problems in 1999.

The Company is in the third year of a six-year agreement for the firm transportation of approximately 68% of its total natural gas supply.

Approximately 32% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction whenever cold weather or other events decrease the amount of pipeline space available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply. Natural gas is currently in good supply and minimal interruption is expected in 1999.

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1998 from Company lands produced 9.5% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from non-Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1998 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 1999 operations.

The Company also purchases market pulp on a regular basis and purchased 37.8% of the total pulp consumed by the Company's paper mills during 1998. The
Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other arrangements for 74% of its anticipated requirements for 1999. Market pulp is currently in ample supply, and the Company anticipates no supply problems in 1999.

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

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1998, the Company was able to procure adequate supplies of all principal raw materials and experienced no interruptions of production due to materials shortages. Most raw materials remain in good supply. The
Company expects no interruptions of production due to materials shortages in 1999.

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $7.3 million in 1998, $6.8 million in 1997, and $6.5 million in 1996 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, and environmental projects.

The Company is committed to complying with all state and federal environmental regulations.

The Company remains in compliance with all conditions and limitations of its wastewater permits. The Company continues to invest capital funds to upgrade wastewater treatment facilities in preparation for production increases and future regulations. New wastewater treatment solids dewatering equipment was approved in 1998 for the Water Quality Center (WQC) and is scheduled to be installed during 1999. The cost of this upgrade is $745,000. The WQC treats process wastewater from Biron, Kraft and Wisconsin Rapids divisions.
Wastewater permit renewal applications were completed and submitted to the Wisconsin Department of Natural Resources (WDNR) during 1997. During 1998, wastewater permits were reissued for Inter Lake Papers (ILP) and Niagara divisions. Some of ILP's permit limits and monitoring requirements were judged unreasonable and were adjudicated. The Company anticipates resolution of the ILP permit issues without the need for a hearing. The WQC's permit was extended to June 30, 1999. The Water Renewal Center's (WRC) permit application is being reviewed by the WDNR and is expected to be reissued during 1999. The renewed wastewater permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

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

Clean Air Act operating permit applications for all of the Company's major sources have been submitted to the WDNR. The WDNR is required to issue all major source air operating permits by April 1999. Our facilities are allowed to continue to operate under existing permits until the new air operating permits are issued. The air operating permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

In September 1998, the Environmental Protection Agency (EPA) finalized regulations addressing the formation and transport of ozone across state boundaries in the eastern half of the United States. These regulations require 22 states (including Wisconsin) to reduce emissions of nitrogen oxides, a precursor to ozone formation. Depending on WDNR's implementation plan, due in 1999, the Company may incur significant capital and operating costs to reduce nitrogen oxide emissions from its power and recovery boilers.
If utilities serving The Company's operations are required to reduce nitrogen oxides, the Company may incur additional costs for purchased energy.

On June 20, 1996, the EPA published the final accidental release prevention rules. The risk management rules require applicable facilities to develop, submit and register a risk management plan by June 21, 1999. The Company is developing cost-effective plans to comply.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company continues operation of its ConsoGro (Water Quality Center wastewater treatment solids) and NiAGro (Niagara Division wastewater treatment solids) agricultural landspreading programs. The ConsoGro and NiAGro programs reduce dependence on landfills and benefit the local agricultural community and environment. The Company continues to distribute lime sludge from its Kraft pulp mill as an agricultural liming agent and for use to neutralize wastewater. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites.
The Company obtained all approvals and permits to expand landfill capacity at the WQC and WRC during 1997. The planned construction activities at WQC and WRC landfills were completed during 1998. Future landfill construction will be completed as required to support the Company's operations. The Company has adequate landfill capacity at this time to meet projected needs. At this time, the Company is unable to predict the effect of future landfill or groundwater regulations.

The Company's Hazardous Materials policies continue to ensure timely and full compliance with all regulations applicable to the purchase, transportation and disposal of hazardous materials. The Company complies with the Department of Transportation rules regarding training of all employees who handle and transport hazardous materials.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations will have a significant financial impact on the paper industry. The U.S. Environmental Agency (EPA) adopted rules in 1998 to reduce the industry's discharge of air and water pollutants, and has proposed additional rules to further reduce industry emissions of air pollutants. The air and water regulations adopted in 1998 are applicable to the Company's bleached Kraft pulp mill. The additional proposed regulations addressing air pollutants from bleached Kraft pulp mill recovery boilers, lime kilns and smelt dissolving tanks are expected to be final in April 1999 with compliance required within 3 years. These final and proposed regulations are commonly referred to as the "Cluster Rules". The Company's review of the Cluster Rules indicates that additional capital expenditures of approximately $8 million for process and equipment changes will be required in the next three years to achieve compliance. The Company has completed a multiphase program to eliminate the use of elemental chlorine in the pulp-bleaching process.
Phase I of the chlorine-elimination program was completed in 1992 and included improved hardwood brownstock washing, increased substitution of chlorine dioxide in the first stage of pulp bleaching and use of hydrogen peroxide and oxygen in the caustic-extraction stage. Phase II of the chlorine-elimination program was completed in 1993 and included the addition of softwood oxygen delignification and associated brownstock washing. The Company has been using oxygen delignification on hardwood since 1986. Phase I produced nondetectable levels of dioxin (2, 3, 7, 8-TCDD) in our treated wastewater effluent and assured compliance with permit limits. Phase II was optimized during 1994.
Phase II has resulted in nondetectable levels of dioxin (2, 3, 7, 8-TCDD) in pulp and wastewater treatment plant sludge and also has significantly reduced the formation of other chlorinated organics, including chloroform. Phase II also resulted in the elimination of elemental chlorine in the bleaching of softwood pulp, achieving the commonly referred to status of elemental chlorine-free (ECF). In late 1996, the Company eliminated elemental chlorine from its Kraft pulp by using chlorine dioxide in the first stage of bleaching.
Phase III of our chlorine-elimination program uses high-consistency ozone in the first stage of the hardwood pulp-bleaching process. Our new ECF pulp-bleaching process utilizes chlorine dioxide on softwood and high-consistency ozone on hardwood in the first stage of bleaching. All equipment for Phase
III has been installed and began operation in early 1997. All required air permits were obtained for the phased chlorine elimination program prior to implementation. Our new ECF bleach process has resulted in significant environmental improvements.

Due to the Company's proactive environmental planning and expenditures, we are well prepared to meet the requirements of new EPA air and wastewater "Cluster
Rules". As a result of the recently completed chlorine-elimination program, the Company is already in compliance with many of the requirements of the Cluster Rules.

The Company has formed a Cluster Rules implementation team to define requirements and determine the most cost-effective options for compliance.
Compliance with the Cluster Rules requirements is not expected to cause material changes in the Company's business or affect its competitive position.

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

The Company continues to follow closely sediment remediation activities under way on various watershed systems, including the Fox River and Wisconsin River.
On the Fox River, state and federal agencies have focused on study and remediation of sediments containing polychlorinated biphenols (PCBs), which are believed to have been discharged by companies which manufactured or recycled carbonless papers in the 1960s and early 1970s. Neither the Company's former
Appleton Division, closed in 1982, nor the Inter Lake Papers facility, acquired in 1997, was involved in a carbonless paper manufacture or recycling. However, it is likely that the existing potentially responsible parties on the Fox River will seek contributions from the Company and others if litigation is initiated.
 On the Wisconsin River, the Wisconsin Department of Natural Resources has prepared a comprehensive management plan (CMP) addressing a variety of environmental issues relating to the Petenwell and Castle Rock flowages, including sediment contamination and water quality. These flowages are artificial impoundments created by dams downstream of the Company's operations.
 The CMP calls for further environmental studies of the flowages, but contains no mandatory timetables or overall funding mechanism for any remedial actions, which ultimately may be required.

The Company continues to be involved in groundwater monitoring associated with lagoon closure requirements at Niagara Division. Lagoon closure activities were completed in 1997. A Consent Order with the Michigan Department Of
Environmental Quality (MDEQ) required that the Company define the vertical and horizontal extent of groundwater contamination. The approved remedial action plan includes continued groundwater monitoring and deed restrictions limiting groundwater use. Active groundwater remediation requirements are not expected.

The Cluster Rules and the ozone transport regulations are being challenged in various lawsuits brought by industry, environmental groups and other interested parties. The outcome of this litigation may significantly affect the Company's analysis of potential regulatory costs.

The Company cannot predict the potential economic impact of future environmental regulations or laws. The global warming issue could result in mandated reductions of greenhouse gases that would have a negative economic impact on energy intensive industries including pulp and paper.

At the end of 1998 the Company employed approximately 7,261 people, essentially all of whom were full-time employees.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Officer
        Name              Age     Since              Positions
  George W. Mead           71     1971   Chairman of the Board
  Gorton M. Evans          60     1997   President and Chief Executive Officer
  William P. Orcutt        70     1995   Senior Vice President
  Richard J. Kenney        58     1997   Senior Vice President, Finance
  Ronald E. Swanson        49     1997   Senior Vice President
  John T. Hurley           64     1997   Senior Vice President, Sales and
                                           Marketing
  James E. Shewchuk        62     1999   Senior Vice President, Administration
  David A. Krommenacker    56     1997   Vice President, Packaging Operations
  John B. Steele           54     1997   Vice President, Free Sheet Operations
  Roger L. Wangen          57     1997   Vice President, Groundwood Operations
  Carl H. Wartman          46     1996   Secretary and General Counsel
  David P. Nimtz           45     1997   Controller
  John D. Steinberg        63     1990   Treasurer

All executive officers of the Company are elected annually by the Board of Directors. William P. Orcutt will retire on March 31, 1999. John D.
Steinberg will retire on April 30, 1999.

All of the executive officers of the Company have served in executive or managerial positions in the Company for the past five years.

Item 2.  PROPERTIES.

The Company, at the close of 1998, operated thirteen manufacturing plants in nine municipalities. The following table describes the Company's facilities.

                  No.                                     Sq. Ft.
                Manufac-                                Production,     Plant
                 turing          Plant                    Office,       Sites
  Industry       Plants        Locations                Whse. Space    (Acres)
Paper and pulp     13      4 - Wisconsin Rapids, WI)
                           1 - Biron, WI           )
                           1 - Whiting, WI         )     10,505,337     1,175
                           1 - Stevens Point, WI   )
                           1 - Adams, WI           )
                           1 - Niagara, WI         )
                           2 - Duluth, MN          )
                           1 - Kimberly, WI        )
                           1 - Appleton, WI        )

Equipment in operation at the close of 1998 included 22 paper machines, two continuous kraft-pulp digesters, two recycled pulp mills, one paperboard machine, one corrugating machine, and electrical production facilities with a nameplate rated capacity of 258,562 KW (with actual capacity at any time subject to boiler capacity and river flow availability for electrical production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 475-acre site that treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center near Stevens Point is a pollution-abatement facility on a 192-acre site that treats the effluent of two paper mills.

Available capacity utilization during 1998 was 94.4% for coated papers and 100% for supercalendered papers. Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 331,802 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

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

The number of record holders of the Company's common stock as of December 31, 1998 is 6,094.

The Company's common stock is traded on the New York Stock Exchange.  The
Company's symbol is CDP.

                 COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

                   First       Second         Third       Fourth
                  Quarter      Quarter       Quarter      Quarter       Year

1998
High              $ 32.56      $ 35.06       $ 29.50        27.50      $ 35.06
Low                 25.12        26.63         24.13        21.75        21.75
Close               32.00        27.25         25.13        27.50        27.50
Cash dividend         .21          .22           .22          .22          .87

1997

High              $ 26.50      $ 28.56       $ 30.28      $ 29.56      $ 30.28
Low                 23.56        25.31         27.13        24.56        23.56
Close               26.06        27.00         27.75        26.69        26.69
Cash dividend         .21          .21           .21          .21          .84

Per share data prior to May, 1998, have been restated to reflect the two-for-one stock split of May, 1998.


Item 6.  SELECTED FINANCIAL DATA.

                       FIVE-YEAR COMPARISON OF SELECTED
                                FINANCIAL DATA
                       FOR THE YEARS 1994 THROUGH 1998

(Dollars in thousands, except per share data)

 Year                    Net Income                                   Cash
 Ended                             Per       Total      Long-Term   Dividends
Dec. 31  Net Sales     Amount Share-Diluted  Assets        Debt      Per Share
 1998   $ 1,989,315  $ 102,357   $ 1.13   $ 3,627,486   $ 1,054,564   $  .87
 1997     1,679,311    118,044     1.31     3,347,510       868,665      .84
 1996     1,545,091    179,285     2.00     2,532,242       272,467      .84
 1995     1,579,061    229,230     2.57     1,933,061       267,000      .72
 1994     1,027,551     86,734      .98     1,499,511        68,000      .64


Per share amounts have been restated to reflect the two-for-one stock split of May, 1998.

1998 amounts reflect a $4.6 million after taxes extraordinary loss on debt extinguishment.

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

Acquisition.

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

Sales and Cost of Sales.

Net sales increased to a record $2.0 billion in 1998, compared with 1997 net sales of $1.7 billion and 1996 net sales of $1.5 billion. Record shipments of 2,176,612 tons were an increase of 15% over the previous record year of 1997, which was a 21% increase over 1996. Gross margin as a percent of sales was 17.1%, compared with 17.5% in 1997 and 23.9% in 1996. The lower 1998 margin was due primarily to periodic downtime related to the increase in lower-priced imports and less-than-optimal product mix. In 1998, much of the increased domestic demand was absorbed by imports from foreign producers taking advantage of low labor rates, low raw material costs, lower currency exchange rates and trade protectionism. Lower-priced imports were up 23% in 1998 compared with the previous year. For 1997, margins were lower than in 1996 due to lower selling prices and less-than-optimal product mix.

Plant Operations.

Shipments of coated and supercalendered printing papers increased in 1998 by 18%. Groundwood-free coated shipments (primarily Wisconsin Rapids and
Converting divisions and Inter Lake Papers) increased 35% in 1998 due to the October 1, 1997, acquisition of Inter Lake Papers and continued productivity improvements on all paper machines. This compares with a 13% increase in 1997 due to near-capacity operations and productivity improvements. During 1998, the Wisconsin Rapids Division operated at 95% of available capacity, compared with 100% in 1997 and 89% in 1996. The industry average capacity utilization for groundwood-free grades was 93% in 1998, 93% in 1997 and 86% in 1996. On average, selling prices decreased 1% in 1998, following a decrease of 5% in 1997 and a 7% decrease in 1996. The Converting Division, which converts heavier-weight groundwood-free coated rolls into sheets, operated at 97% of available capacity, compared with 99% in 1997 and 95% in 1996.

Groundwood coated shipments (Biron, Wisconsin River and Niagara divisions and Inter Lake Papers) increased 16% in 1998, following a 17% increase in 1997.
The facilities operated at 98% of available capacity, compared with 97% in 1997 and 85% in 1996. The U.S. industry average utilization for groundwood grades was 96% in 1998, 93% in 1997 and 87% in 1996. During 1998, selling prices improved 8%, following declines of 13% in 1997 and 29% in 1996.

Inter Lake Papers, Inc. manufactures a combination of groundwood-free and groundwood coated papers. This facility operated at 88% of available capacity during 1998, compared with 100% of available capacity during the fourth quarter of 1997.

Lake Superior Paper Industries, which makes supercalendered groundwood papers, operated at 100% of available capacity in 1998, compared with 99% in 1997 and 84% in 1996. Shipments in 1998 decreased 15% primarily due to the downtime associated with the machine rebuild in February 1998. This compares with a 4% increase in 1997. Selling prices improved 8% in 1998, compared with declines of 17% in 1997 and 33% in 1996.

The Stevens Point Division's coated specialty paper shipments increased 11% in 1998, compared with an increase of 13% in 1997 and a decline of 3% in 1996.
The mill's newest paper machine, No. 35, which increased the division's annual capacity from 116,000 tons to 180,000 tons, began operation during the first quarter of 1997 and exceeded management's expectations for quality and productivity. Due to the added capacity and weakened markets, the division operated at 80% of available capacity for 1998, compared with 84% in 1997 and 99% in 1996. Selling prices decreased 4% in 1998, following declines of 9% in 1997 and 8% in 1996.

Superior Recycled Fiber Industries operated at 89% of available capacity in 1998, compared with 89% in 1997 and 85% in 1996. Reduced demand for recycled pulps resulted in continued selling price reductions of 9% in 1998, compared with a decline of 11% in 1997.

Paperboard products shipments decreased 6%, and corrugated products shipments decreased 11% in 1998. The paperboard products and corrugated products businesses both operated in highly competitive markets and continued their marketing emphasis on producing high-value-added specialty products. In
October, Consolidated announced that Castle Rock Container Company, manufacturer of corrugated products, is being offered for sale in keeping with the company's strategic commitment to focus on its core business. A potential buyer has not been named.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased $18 million in 1998 to $102 million, compared with increases of $5 million in 1997 and $12 million in 1996. The 1998 increase resulted from general inflation increases and a full year of selling, general and administrative expenses for the October 1, 1997, acquisition of Inter Lake Papers.

Other Income and Income Taxes.

Other income (expense) was ($60 million) in 1998, ($19 million) in 1997 and ($2 million) in 1996. The increases in net other expense in 1998 and 1997 are due primarily to increases in interest expense related to higher debt associated with the October 1997 acquisition of Inter Lake Papers and additional borrowings used for the early buyout of an operating lease at Lake
Superior Paper Industries.

Effective tax rates were 40.0%, 38.0% and 38.0% in 1998, 1997 and 1996, respectively. The higher rate in 1998 is due primarily to nondeductible goodwill.

Liquidity and Capital Resources.

Current Account Changes.

The October 1997 acquisition was accounted for as a purchase, and the assets and liabilities, which have been stated at their fair value, affect the comparison to prior periods. Accounts receivable in 1998 decreased by $14 million, compared with an increase of $35 million in 1997, of which $32 million represents Inter Lake Papers, Inc., and a decrease of $14 million in 1996. The 1998 decrease was principally due to lower sales volume during the fourth quarter. The days' sales outstanding has not materially changed, and the company believes its collection period is well within the industry's standards. Inventories decreased $16 million compared with 1997, primarily due to lower raw material prices. Finished goods decreased $3 million, raw materials decreased $12 million and stores supplies decreased $1 million, compared with increases of $37 million for finished goods, $12 million for raw materials and $18 million for stores supplies in 1997, all primarily due to the Inter Lake Papers acquisition.

Prepaid expenses increased $22 million, primarily due to an increase in prepaid income taxes of $16 million, compared with a decrease of $20 million in 1997, primarily due to the Lake Superior Paper Industries lease buyout, which resulted in the reclassification of a $19 million prepaid lease expense to plant and equipment.

Accounts payable decreased $4 million in 1998 due to timings of payments, compared with an increase of $19 million in 1997 due to Inter Lake Papers.
Payroll and employee benefits increased $12 million, due primarily to a $6 million increase in accrued employee retirement benefits in 1998 compared with an increase of $16 million in 1997 due to Inter Lake Papers.

The year-end ratio of current assets to current liabilities was 1.7:1 in 1998, compared with 1.9:1 in 1997 and 2.0:1 in 1996.

Capital Commitments and Spending.

At the end of 1998, authorized but uncompleted capital projects totaled $154 million. A 1999 capital approval budget of $166 million is in place. This
$166 million, plus the $154 million carry-over from 1998, less anticipated carry-over of $120 million at the end of 1999, is expected to result in planned capital spending of $200 million in 1999, compared with expenditures of $349 million in 1998, $236 million in 1997 and $288 million in 1996. The major 1998 expenditures included $149 million for a lease buyout of a paper machine at Lake Superior Paper Industries, $44 million for a paper machine rebuild project at the Biron Division, $11 million for a hot-soft supercalender addition at the Stevens Point Division, $10 million for a 1998 paper machine rebuild project at Lake Superior Paper Industries, $16 million for new supercalenders at the Niagara Division, and $11 million for a groundwood project at the Niagara Division. The 1999 capital approval budget for $166 million consists of $128 million for necessary replacement and quality projects, $34 million for high-return projects, and $4 million for environmental-control projects. Included in the 1999 approval budget is $46 million for new projects for the Inter Lake Papers operation.

Long-Term Debt.

The company's borrowings at December 31, 1998, were $1.055 billion, an increase of $186 million, following increases of $596 million and $5 million in 1997 and 1996, respectively. The increase during 1998 resulted primarily from the completion of the exercise of the early purchase option to buy out the operating lease on machinery and equipment at Lake Superior Paper
Industries. In 1998, the company paid $149 million in cash and assumed $120 million in debt to buy out the remaining four owner-participants. The first of five owner-participants was bought out in December 1997 by paying $39 million in cash and assuming $30 million in debt. The debt assumed in this transaction, a $144 million face value term loan, was redeemed in 1998 and the company recorded an extraordinary loss of $5 million, after taxes. This consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the remaining debt premium (see Note 3). The redemption of this 12.08% debt was financed with proceeds from $160 million private placement notes, which were issued in 1998 with interest rates between 6.93% and 7.30%.

The company's borrowings increased $596 million in 1997. The increase primarily resulted from the Inter Lake Papers acquisition for $258 million in cash and the assumption of $419 million of debt, of which $356 million of the face value was refinanced in December 1997. The financing for the acquisition
(including the December 1997 refinancing) was provided from proceeds of a private placement of $277 million of Senior Notes and proceeds under a new
$750 million revolving credit facility. Also in 1997, the company completed the sale and leaseback of its No. 35 paper machine at the Stevens Point
Division. The proceeds of $136 million were used to pay down the revolving credit facility.

As of December 31, 1998, the company has $299 million available for further use under its $699 million revolving credit facility. The company also has unused lines of credit of approximately $229 million. Such amounts, together with cash flow from future operations, are expected to be more than sufficient to fund projected capital commitments.

Interest expense incurred totaled almost $98 million in 1998, with $96 million charged against income and $2 million capitalized as part of the cost of related capital projects.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the company entered into sale and leaseback transactions for two paper machines during 1996. These leases are capital in nature, resulting in lease obligations of $484 million at December 31, 1998. Because deposits of $457 million at December 31, 1998, are believed to be adequate for future lease payments, the company will not need to generate or borrow significant additional funds to make the required lease payments.

Market Risk.

In the ordinary course of business, Consolidated Papers, Inc. is exposed to market risk, primarily interest rate and currency exchange rate risks. These exposures relate to changes in interest rates on outstanding debt and to the sale of products to foreign customers. The company currently uses interest rate swap agreements to limit its exposure on a small portion of its long-term debt. The company neither holds nor issues financial instruments for trading purposes.

Interest Rate and Debt Sensitivity Analysis.

For fixed-rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are constant.
At December 31, 1998, the company's floating-rate debt approximates fair market value. A hypothetical 10% change in the company's weighted average borrowing rate would cause a $2 million change in earnings. The fair value of the company's long-term fixed-rate debt was estimated to be $561 million at December 31, 1998, and exceeded the carrying value by $18 million. Market risk of $33 million is estimated as the potential change in fair value resulting from a hypothetical 10% change in the company's weighted average long-term borrowing rate at December 31, 1998.

Foreign Exchange Rate Risk.

The company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the Canadian dollar, as a result of the sales of its products in foreign markets. The company does not currently enter into any contracts in an attempt to hedge foreign currency risk. The result of a uniform 10% change in the value of the U.S. dollar relative to the currencies in which the company's sales are denominated would have resulted in a change in earnings of $4 million. In addition to the direct effects of changes in exchange rates, which are reflected in a changed U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in this potential change in sales levels.

Environmental Matters.

The paper industry is subject to extensive environmental regulations, many of which require significant capital and operational expenditures.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations will have a significant financial impact on the paper industry. The U.S. Environmental Protection Agency (EPA) adopted rules in
1998 to reduce the industry's discharge of air and water pollutants and has proposed additional rules to further reduce industry emissions of hazardous air pollutants. The additional proposed regulations addressing air pollutants are subject to further change prior to final promulgation, now expected in April 1999. These final and proposed regulations are commonly referred to as the "Cluster Rule." The company's review of the Cluster Rule indicates that capital expenditures of approximately $8 million for process and equipment changes will be required in the next three years to achieve compliance.

In September 1998, the EPA finalized regulations addressing the formation and transport of ozone across state boundaries in the eastern half of the United
States. The regulations require 22 states (including Wisconsin) to reduce emissions of nitrogen oxides, a precursor to ozone formation. Depending upon Wisconsin's implementation plan, due in 1999, the company may incur significant capital costs to install additional controls on its power and recovery boilers.

Both the Cluster Rule and the ozone transport regulations are being challenged in various lawsuits brought by industry, environmental groups and other interested parties. The outcome of this litigation may significantly affect the company's analysis of potential regulatory costs.

Other statutory and regulatory environmental initiatives now under consideration could have a material impact on the pulp and paper industry.
These initiatives include mandated reductions in greenhouse gases by energy-intensive industries and efforts to further reduce access to fiber sources.

The company continues to closely follow sediment remediation activities under way on various watershed systems, including the Fox River and Wisconsin River.
On the Fox River, state and federal agencies have focused on study and remediation of sediments containing polychlorinated biphenyls (PCBs), which are believed to have been discharged by companies that manufactured or recycled carbonless papers in the 1960s and early 1970s. Neither the company's former Appleton Division, closed in 1982, nor the Inter Lake Papers facility, acquired in 1997, was involved in carbonless paper manufacture or recycling. However, it is likely that the existing potentially responsible parties on the Fox River will seek contributions from the company and others if litigation is initiated. On the Wisconsin River, the Wisconsin Department of Natural Resources has prepared a comprehensive management plan (CMP) that addresses a variety of environmental issues relating to the Petenwell and Castle Rock flowages, including sediment contamination and water quality.
These flowages are artificial impoundments created by dams downstream of the company's operations. The CMP calls for further environmental studies of the flowages, but contains no mandatory timetables or overall funding mechanism for any remediation activities that may ultimately be required.

Management believes that the resolution of existing environmental matters will not have a material impact on the company's results of operations.

Year 2000.

General. The company's Year 2000 efforts are continuing, with completion of the final stages of its internal compliance project scheduled for August 1999.
The company has defined two major areas for its internal efforts: business applications and process applications (all other hardware and software systems). The company has defined a nine-step process toward Year 2000 compliance: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identify where failures may occur, determine solutions and plans to repair or replace); (5) resolution (repair, retire or replace noncompliant systems, create bridges to other systems and perform unit testing); (6) test planning; (7) test execution; (8) deployment of compliant systems; and (9) fallout (remove bridges and patches, recertify standards). In both business and process applications, planning and awareness, inventory, triage, and detailed assessment are substantially complete. Work continues in the remaining areas.
The company's overall Year 2000 project was 70% complete at the end of 1998.

In addition to its internal efforts, the company's Year 2000 team is also focusing on external factors that may affect the company, including the compliancy status of suppliers and customers. The external effort includes the development of contingency plans to address identified risks.

Business Applications. This area includes in-house developed applications, purchased software systems and all hardware required for business application.
Assessment in this area is substantially complete, and the Year 2000 team is now developing and executing remediation plans for noncompliant purchased software and hardware devices. Business applications are on schedule for completion of system testing and deployment by August 1999.

Process Applications. This area includes the company's manufacturing operations, where many items such as machine drives, scanners and process control devices include date-dependent features. Assessment of these devices has generally been completed, although some vendors have been slow to respond to the company's inquiries. Remediation and testing of process applications, which must be coordinated with scheduled mill downtime, are planned for completion in August 1999.

Costs. The total cost associated with the hardware and software modifications required by the Year 2000 problem is not expected to be material to the company's financial position. The company presently estimates that it will spend approximately $27 million on its overall Year 2000 project. This includes $20 million for remediation and replacement of noncompliant systems, $1 million for outside consultant costs, and $6 million for internal labor costs. The amount expected to be spent on remediation and replacement includes previously budgeted items totaling $8 million, where these expenditures have been accelerated to meet Year 2000 requirements. Of the overall $27 million cost, approximately $14 million had been spent at the end of 1998.

External Factors - Customers and Suppliers. The company has surveyed its customers and suppliers in an effort to determine and assess those parties'
Year 2000 compliance status. These groups have been prioritized based on their relative importance to the company's operations. The company is focusing its efforts with suppliers on those parties whose failure to be Year
2000 compliant could significantly affect the company's ability to do business. Prioritization also includes an analysis of alternative sources of raw materials or production equipment. The company is also engaged in an ongoing dialogue with major customers. Most key customers and suppliers appear to be making good progress toward Year 2000 compliance. The company's efforts to determine its suppliers' and customers' Year 2000 status will continue throughout 1999 as it monitors the progress of those parties' ongoing Year
2000 efforts.

Contingency Plans. The company believes that its internal compliance efforts will prevent any material disruption of the company's business and process applications caused by the Year 2000 problem. Current external efforts are identifying certain potential risks, such as shutdown of key customers or suppliers, breakdowns in transportation systems, or failures of the electrical grid or the company's wide area network. Contingency plans are being developed to address these problems where possible. The company is in the early stages of developing contingency plans with respect to suppliers. These plans will involve identification of alternative supply sources and may consider increased inventories of raw materials and finished product.
Identification of alternative supply sources may prove difficult in some areas, particularly with respect to existing assets that require repair, upgrade or replacement parts from the original vendor. The company expects to increase its focus on contingency planning in the first quarter of 1999.

Should problems arise that disrupt key suppliers' operations or prevent customers from purchasing or using the company's products, the company would likely take manufacturing downtime and other steps designed to minimize costs.
At this time, the company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or of the economy as a whole, either of which could have a material adverse impact on the company.
However, these potential problems are similar to those generally faced by other manufacturers.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets         Consolidated Papers, Inc. and Subsidiaries

                                                   As of December 31
(Dollars in thousands)                   1998          1997           1996
Current Assets
Cash and cash equivalents             $     3,230   $    13,169   $    12,928
Accounts and notes receivable,
  net of reserves of $6,504 in 1998,
  $6,374 in 1997 and $5,313 in 1996       147,307       160,874       126,103
Inventories
  Finished and partly finished
    products                               89,377        92,245        55,474
  Raw materials                            39,616        51,726        39,428
  Stores supplies                          60,127        6l,075        43,052
                                          189,120       205,046       137,954
Prepaid expenses                           48,550        26,506        46,912
  Total current assets                    388,207       405,595       323,897
Investments and Other Assets
Investments in affiliates, at cost
  plus equity in undistributed
  earnings                                 39,668        37,188        34,784
Restricted cash related to leases         438,429       427,026       423,618
Other assets                               19,651        23,877        42,553
Goodwill                                  140,211       148,049        59,034
                                          637,959       636,140       559,989
Plant and Equipment
Buildings                                 323,969       281,988       236,004
Machinery and equipment                 3,200,392     2,647,374     1,962,835
                                        3,524,361     2,929,362     2,198,839
  Less-accumulated depreciation         1,048,409       883,265       775,080
                                        2,475,952     2,046,097     1,423,759
Land                                       14,069        13,383        11,447
Timber and timberlands, net of
  depletion                                26,762        26,391        25,150
Capital additions in process               84,537       219,904       188,000
                                        2,601,320     2,305,775     1,648,356
                                      $ 3,627,486   $ 3,347,510   $ 2,532,242
Current Liabilities
Accounts payable                      $    88,651   $    92,330   $    73,147
Payroll and employee benefits              78,083        65,628        49,661
Income taxes                                  367         2,844          -
Property taxes                             11,661        11,082        10,016
Other current liabilities                  44,199        37,477        30,932
  Total current liabilities               222,961       209,361       163,756
Noncurrent Liabilities and
  Deferred Credits
Long-term debt                          1,054,564       868,665       272,467
Capital lease obligations                 465,613       456,321       462,084
Deferred income taxes                     349,573       309,875       251,955
Postretirement benefits                   148,508       152,470        98,614
Other noncurrent liabilities               31,416        33,151        13,544
                                        2,049,674     1,820,482     1,098,664
Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 200,000,000
  shares, par value $1.00 per share;
  issued 90,713,876 shares in 1998,
  90,009,898 shares in 1997 and
  89,536,722 shares in 1996                90,714        90,010        89,537
Capital in excess of par value             61,657        46,400        36,049
Accumulated other comprehensive income     (2,705)       (2,610)       (2,290)
Treasury stock, at cost, 409,426 shares
  in 1998, 278,816 shares in 1997
  and 79,800 shares in 1996                (9,906)       (7,370)       (2,020)
Reinvested earnings                     1,215,091     1,191,237     1,148,546
  Total shareholders' investment        1,354,851     1,317,667     1,269,822
                                      $ 3,627,486   $ 3,347,510   $ 2,532,242


Consolidated Statements of Shareholders' Investment

                              Accumu-
                     Capital   lated
                        in     Other                                  Compre-
                      Excess  Compre-   Treas-                         hen-
(Dollars in   Common  of Par  hensive    ury   Reinvested              sive
thousands)    Stock   Value   Income    Stock   Earnings    Total      Income
Balance,
  December
  31, 1995   $89,248 $29,701 $(2,369) $(2,100) $1,044,317 $1,158,797
Net income      -       -       -        -        179,285    179,285 $179,285
Cash
  dividends     -       -       -        -        (75,056)   (75,056)    -
Exercise of
  stock
  options        289   6,103    -        -           -         6,392     -
Tax benefit
  related
  to stock
  options       -        240    -        -           -           240     -
Cumulative
  transla-
  tion ad-
  justment      -       -        79      -           -            79       79
Comprehen-
  sive
  income                                                             $179,364
Treasury
  stock
  purchase      -       -       -      (1,687)       -        (1,687)
Issuance of
  treasury
  stock         -          5    -       1,767        -         1,772
Balance,
  December
  31, 1996   $89,537 $36,049 $(2,290) $(2,020) $1,148,546 $1,269,822
Net income      -       -       -        -        118,044    118,044 $118,044
Cash
  dividends     -       -       -        -        (75,353)   (75,353)    -
Exercise of
  stock
  options        473   9,447    -        -           -         9,920     -
Tax benefit
  related
  to stock
  options       -        962    -        -           -           962     -
Cumulative
  transla-
  tion ad-
  justment      -       -     ( 320)     -           -       (   320)    (320)
Comprehen-
  sive
  income                                                             $117,724
Treasury
  stock
  purchase      -       -       -      (7,646)       -       ( 7,646)
Issuance of
  treasury
  stock         -        (58)   -       2,296        -         2,238
Balance,
  December
  31, 1997   $90,010 $46,400 $(2,610) $(7,370) $1,191,237 $1,317,667
Net income      -       -       -        -        102,357    102,357 $102,357
Cash
  dividends     -       -       -        -        (78,503)   (78,503)    -
Exercise of
  stock
  options        704  13,506    -        -           -        14,210     -
Tax benefit
  related
  to stock
  options       -      1,703    -        -           -         1,703     -
Cumulative
  transla-
  tion ad-
  justment      -       -     (   95)    -           -       (    95)     (95)
Comprehen-
  sive
  income                                                             $102,262
Treasury
  stock
  purchase      -       -       -      (5,007)       -       ( 5,007)
Issuance of
  treasury
  stock         -         48    -       2,471        -         2,519
Balance,
  December
  31, 1998  $90,714  $61,657 $(2,705) $(9,906) $1,215,091  $1,354,851


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Papers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                              For the Years Ended December 31
(Dollars in thousands)                          1998        1997       1996
Cash Flows from Operating Activities
Net income                                   $ 102,357   $ 118,044   $ 179,285
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and depletion               171,156    121,587     100,220
      Amortization of goodwill and
        intangibles                             10,182      7,013       7,600
      Debt premium amortization               (  7,090)      -           -
      Undepreciated cost of plant and
        equipment retirements                    2,577      6,957       7,694
      Earnings of affiliates                  (  4,755)  (  4,557)   (  3,341)
      Deferred income taxes                     35,162     25,428      19,866
      (Increase) decrease in accounts
        receivable                              13,567     11,331      13,969
      (Increase) decrease in inventories        15,926   (  2,508)   (  5,511)
      (Increase) decrease in prepaid
        expenses                              ( 17,508)    11,801       1,135
      Increase (decrease) in accounts
        payable                               (  3,679)  ( 14,930)        869
      Increase (decrease) in current
        liabilities, other than current
        maturities of long-term debt
        and accounts payable                    17,279      1,653    (  8,352)
      Increase (decrease) in postretirement
        benefits                              (  3,962)  (    901)      4,912
      Increase (decrease) in other
        noncurrent liabilities                (  1,735)  (  6,926)      3,201
Net cash provided by operating activities      329,477    273,992     321,547
Cash Flows from Investing Activities
Capital expenditures                          (348,856)  (236,198)   (287,893)
Acquisitions, net of cash                         -      (250,690)       -
Proceeds from sale and leaseback                  -       135,600     422,398
Noncurrent investments                            -          -       (393,229)
Other                                            1,952        130       7,605
Net cash (used in) investing activities       (346,904)  (351,158)   (251,119)
Cash Flows from Financing Activities
Cash dividends                                ( 78,503)  ( 75,353)   ( 75,056)
Proceeds from long-term debt                   160,000    282,000      23,467
Repayment of long-term debt                   (143,831)  (405,103)       -
Net borrowings under lines of credit
  and revolvers                                 56,397    270,389    ( 18,000)
Common stock issued (net)                       13,425      5,474       6,717
Net cash provided by (used in)
  financing activities                           7,488     77,407    ( 62,872)
Net increase (decrease) in cash and
  cash equivalents                            (  9,939)       241       7,556
Cash and cash equivalents - beginning
  of year                                       13,169     12,928       5,372
Cash and cash equivalents - end of year      $   3,230  $  13,169   $  12,928

Cash paid during the year for:
  Interest                                   $  29,333  $  17,281  $   7,330
  Income taxes                                  32,007     93,184    103,234

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

 1.	Summary of Accounting Policies.

	Principles of Consolidation - The consolidated financial statements include the accounts of Consolidated Papers, Inc. and subsidiaries.
Investments in companies in which ownership is at least 20%, but less than a majority of the voting stock, are accounted for using the equity method.

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

	Accounting Standards - The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No.
130, "Reporting Comprehensive Income," which establishes standards for the reporting of the components of comprehensive income, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires certain information about operating segments to be reported on a basis consistent with internal decision making, and SFAS
No. 132, "Employer's Disclosures about Pensions and Other Postretirement
Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. Required disclosures have been made and prior years' information has been reclassified for the impact of adopting SFAS Nos. 130, 131 and 132 in 1998.

	In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In March
1998, the American Institute of Certified Public Accountants issued
Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use," which revises the accounting for software development costs and will require the capitalization of certain costs that the company has historically expensed. The company is currently analyzing the impacts of these statements, which are required to be adopted in 2000 and 1999, respectively, and does not expect either statement to have a material impact on the company's financial position, results of operations or cash flows.

	Cash and Cash Equivalents - For financial statement purposes, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value.

	Inventories - Inventories accounted for using the last-in, first-out
(LIFO) cost method (approximately 50% in 1998, 45% in 1997 and 57% in
1996) are stated at amounts that do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the company, inventories would have been higher than that reported at December 31, 1998, 1997 and 1996, by $18.2 million, $21.5 million and
$21.3 million, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies, which are accounted for on a moving average cost basis.

	Goodwill Resulting from Business Acquisitions - Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of goodwill resulting from business acquisitions was $9.1 million, $5.6 million and $4.1 million in 1998, 1997 and 1996, respectively. At
December 31, 1998, accumulated amortization of goodwill was $21.3 million. Subsequent to acquisitions, the company continues to evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill is not recoverable. Recoverability is determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of those assets.

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

	The company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
Interest capitalized in 1998, 1997 and 1996 was $1.6 million, $3.1 million and $7.5 million, respectively.

	Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts.

	Research and Development - Research and development costs are charged to expense as incurred. Research and development expenses in 1998, 1997 and 1996 were approximately $7.3 million, $6.8 million and $6.5 million, respectively.

	Timber and Timberlands - Timber and timberlands are recorded at cost, less amortization for cost of timber harvested. Amortization is computed on the units-of-production method. Timber carrying costs are expensed as incurred.

	Accounts Payable - The company's banking system provides for the daily replenishment of major bank accounts for check-clearing requirements.
Accordingly, there were negative book cash balances of $24 million, $30 million and $12 million at December 31, 1998, 1997 and 1996, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the Consolidated Balance Sheets.

	Environmental Matters - The company recognizes a liability for environmental remediation costs when it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and are generally recognized no later than completion of a remedial feasibility study. The company accrues closure costs and discounted amounts for long-term care costs for its landfills over their estimated useful lives. As of December 31, 1998, the company had accrued $5.9 million of the anticipated $7.1 million for such costs.

	Income Taxes - Deferred income taxes have been provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences at the tax rate expected to be in effect when the temporary differences reverse.

	Net Income per Share - Effective January 1, 1997, the company adopted the requirements of SFAS No. 128, "Earnings per Share," and, accordingly, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per share is calculated based on the dilutive effect of potential common shares. All prior period amounts have been restated for comparable purposes.

	Basic and diluted earnings per share are reconciled as follows:

                                                       For the years ended
                                                            December 31
                                                          1997        1996
    (In thousands, except per share data)             (Unaudited) (Unaudited)
    Net sales                                          $1,953,449  $1,820,659
    Net income                                            150,538     244,267
    Net income per share - basic                             3.37        5.50

	This pro forma information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

3.	Long-term Debt and Lines of Credit.  A summary of long-term debt as of
December 31 is as follows:

     (In thousands)                            1998        1997       1996
     Term loan from a financial
     institution, unsecured,
     with interest at 7.05%,
     due June 30, 2000                     $   30,000  $  30,000  $  30,000

     Term loan from a financial
     institution, unsecured,
     with interest at 7.40%,
     due June 30, 2005                         55,000     55,000     55,000

     Term loan from a financial
     institution, secured by equipment,
     with interest at 9.94%,
     repurchased in September 1997               -          -        23,467

     Term loan from a financial
     institution, secured by equipment,
     with interest at 12.08%, due
     January 1, 2007, repurchased in
     May and June 1998                           -        30,241       -

     Senior Notes with interest
     at 6.71% to 7.14%, due October 31,
     2004, to October 31, 2017                277,000    277,000       -

     Senior Notes with interest at 6.93%
     to 7.30%, due May 8, 2009,
     to May 8,2023                            160,000       -          -

     Industrial Revenue Bonds with
     interest at 4.20% at December
     31, 1998, reset weekly,
     due July 1, 2012                           5,000      5,000       -

     First Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with
     9.25% interest, $19,473 face
     amount and due February 1, 2002           20,369     20,620       -

     Second Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with
     9.875% interest, $1,099 face
     amount and due May 1, 2006                 1,195      1,204       -

     Revolving credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 5.35% and 5.91%, respectively    400,000    440,000       -

     Line of credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 6.08%, 6.91% and 5.96%,
     respectively                             106,000       9,600     164,000
     Total long-term debt                  $1,054,564   $ 868,665   $ 272,467

	The company has a $699 million unsecured revolving credit agreement with 15 participating financial institutions with an expiration date of September 26, 2002. This agreement has a competitive bid loan option with varying rates of interest. The company pays the banks a facility fee under this agreement.

	The company has $335 million in unsecured lines of credit with seven financial institutions. There are no commitment fees for these lines of credit. Amounts due under these lines of credit have been classified as long-term debt because the company has the intent and the unused facilities to refinance the loans on a long-term basis.

	The debt agreements contain restrictions on net worth and other matters.

	The company recorded an extraordinary loss of $4.6 million after taxes as a result of the early redemption of a $143.8 million face value term loan. This term loan was assumed as part of the operating lease buyout on production equipment at Lake Superior Paper Industries, which occurred partly in 1997 and was completed in January 1998 (see Note 4). The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the write-off of the remaining debt premium and net of tax benefits of $3.1 million. The redemption of the 12.08% debt was financed with proceeds from the $160 million private placement notes with interest rates between 6.93% and 7.30%.

	As of December 31, 1998, the maturities of long-term debt are as follows:

     (In thousands)        1999            $    -
                           2000               30,000
                           2001                 -
                           2002              420,369
                           2003                 -
                           Thereafter        604,195

4.	Leases.  The company sold certain assets for $136 million in December
1997.  The assets were leased back from the purchaser over a period of 16 years.  The lease is being accounted for as an operating lease, and the resulting gain of $17 million is being amortized over the life of the lease.  The lease requires the company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.  The lease contains renewal options at lease termination and purchase options at amounts approximating fair market value in 2005, 2010 and at lease termination.

	The company also sold certain assets for $253 million and $169 million in May 1996 and September 1996, respectively. The assets were leased back from the purchaser over a period of 15 years. Under the agreements, the company will maintain deposits, initially in the amount of $393 million, which together with interest earned are expected to be sufficient to fund the company's lease obligations, including the repurchase of the assets.
These lease agreements contain restrictions on net worth and other matters. These transactions are being accounted for as financing arrangements, and the resulting gains are amortized over a 15-year period. At December 31, 1998, the company recorded assets for the deposits from the sale proceeds of $457 million and liabilities for the lease obligations of $484 million. $18.6 million of both the deposits and lease obligations are recorded as current. The net amount of capital lease assets at December 31, 1998, is $261 million.

	The company also leases certain manufacturing facilities, office space, and machinery and equipment under various operating lease agreements, which have remaining lease terms of two to five years. Rent expense under all operating leases was approximately $11.0 million, $33.8 million and $35.3 million for 1998, 1997 and 1996, respectively.

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

	Future scheduled minimum lease payments under capital and noncancelable operating leases as of December 31, 1998, are as follows:

     (In thousands)                      Operating Leases     Capital Leases
     1999                                   $  13,533            $  23,242
     2000                                      11,506               26,969
     2001                                      10,947               28,334
     2002                                       9,900               29,769
     2003                                       7,559               31,276
     Thereafter                                65,556              857,084
     Total minimum lease payments           $ 119,001              996,674

     Imputed interest                                             (512,478)
     Present value of capitalized lease payments                   484,196
     Less current portion
       (included in other current liabilities)                      18,583
     Long-term capitalized lease obligations                     $ 465,613

5.	Fair Values of Financial Instruments.  The carrying amounts and fair values of the company's financial instruments at December 31 were as follows:

                             1998              1997                1996
                       Carrying   Fair   Carrying   Fair     Carrying  Fair
  (In thousands)        Amount    Value   Amount    Value     Amount   Value
Cash and cash
  equivalents         $  3,230  $  3,230 $ 13,169 $ 13,169 $ 12,928 $  12,928
Restricted cash
  related to leases    457,012   457,012  439,675  439,675  423,618   423,618
Long-term debt,
  including current
  maturities         1,054,564 1,072,071  868,665  875,534  272,467   275,222

	The following methods and assumptions were used by the company in estimating fair values for financial instruments:

	Cash, cash equivalents and restricted cash - The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

	Long-term debt - The fair value of the company's long-term debt is estimated based on current rates offered to the company for debt of the same remaining maturities.
6.	Risk Management.  The company periodically uses interest rate lock and swap agreements to manage its exposure to interest rate changes.
Payments or receipts for fluctuations in interest rates under these agreements are recorded as adjustments to interest expense and were not material in any period.  At December 31, 1998, the company had outstanding interest rate swap agreements with a notional principal amount of $50 million that convert floating-rate debt to fixed-rate debt.
The company neither holds nor issues financial instruments for trading purposes.

 7.	Employee Pension and Other Benefit Plans.  The company and its subsidiaries sponsor pension plans covering substantially all employees.
Retirement benefits are provided based on employees' years of service and earnings.  Normal retirement age is 65, with provisions for earlier retirement.  The company's funding policy is to contribute amounts to the plans when deductible for income tax purposes. This policy generally includes amortization of unfunded prior service costs over a 10-year period.

	The company also provides certain noncontributory medical, dental and life insurance benefits to qualifying retirees. These benefits are paid from a trust that holds corporate and U.S. Treasury debt securities and corporate equities.

	The postretirement benefits for both active and retired employees of Inter Lake Papers, Inc. were continued after the acquisition. The amounts herein reflect the assumption of these additional liabilities and costs.

	Summarized information on the company's postretirement plans is as follows:

                       Pension Benefits                  Other Benefits
	          12/31/98   12/31/97   12/31/96   12/31/98   12/31/97   12/31/96
(In thousands)
Change
  in benefit
  obligation
  Benefit
  obligation
    at
    begin-
    ning of
    year     $ 480,029  $ 444,637  $ 437,927  $ 221,325  $ 157,705  $ 149,905
  Service
    cost        16,769     13,760     13,867      5,792      4,619      4,194
  Interest
    cost        33,117     31,247     29,730     15,039     11,736     10,636
  Amendments     2,648       -          -          -          -          -
  Acquisi-
    tion          -          -          -          -        54,610       -
  Net
    actuar-
    ial
    loss/
    (gain)      21,592     13,172    (15,769)     5,313     (  399)        96
  Benefits
    paid       (24,571)   (22,787)   (21,118)    (9,221)    (6,946)  $ (7,126)

  Benefit
    obliga-
    tion
    at end
    of year    529,584    480,029    444,637    238,248    221,325    157,705

Change in
    plan
    assets
  Fair
    value
    of plan
    assets
    at be-
    ginning
    of year    615,648    514,314    468,312     52,637     39,463     33,141

  Actual
    return on
    plan
    assets      41,815    123,937     62,877        741      9,076      4,549
Employer
    contri-
    butions        200        184      4,244     12,902     11,044      8,899
Benefits
    paid       (24,571)   (22,787)   (21,118)    (9,221)    (6,946)    (7,126)
Fair
    value
    of plan
    assets
    at end
    of year    633,092    615,648    514,315     57,059      52,637    39,463

Net amount
 recognized
  Funded
    status     103,508    135,619     69,677   (181,189)  (168,688)  (118,242)
Unrecog-
    nized
    prior
    service
    cost        19,151     19,072     21,640   ( 16,657)  ( 18,051)  ( 19,445)
Unrecog-
    nized
    tran-
    sition
    (asset)   ( 14,188)  ( 17,027)  ( 19,866)      -          -          -
Unrecog-
    nized
    net
    actu-
    arial
    loss/
    (gain)    (121,526)  (148,938)  ( 80,334)    30,166     21,830     28,509
(Accrued)
    benefit
    cost     $ (13,055) $ (11,274) $(  8,883) $(167,680) $(164,909) $(109,178)


Amounts
  recog-
  nized
  in the
  statement
  of fin-
  ancial
  position
  consist
  of:
  Prepaid
    benefit
    cost        22,605     17,415     14,342       -          -          -
Accrued
    benefit
    lia-
    bility     (35,660)   (28,689)   (23,225)  (167,680)  (164,909) $(109,178)
Net
    amount
    recog-
    nized    $ (13,055) $ (11,274) $(  8,883) $(167,680) $(164,909) $(109,178)

Weighted-
  average
  assump-
  tions at
  end of
  year Dis-
  count rate      6.75%      7.00%      7.25%      6.75%     7.00%       7.25%
Expected
    return
    on
    plan
    assets        9.00%      9.00%      9.00%      9.00%      9.00%      9.00%
Rate of
    compen-
    sation
    increase      5.00%      5.00%      5.00%      5.00%      5.00%      5.00%

	For measurement purposes, the health care cost trend rates are as follows:

	For participants who retired before January 1, 1995, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5% for 2001 and remain at that level thereafter.

	For participants who retired after January 1, 1995, a 5.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4% for 2001 and remain at that level thereafter.

                      Pension Benefits                  Other Benefits
	         12/31/98   12/31/97   12/31/96   12/31/98   12/31/97   12/31/96
 (In thousands)
Components
  of net
  periodic
  benefit
  cost
  Service
    cost     $  16,769  $  13,760  $  13,867  $   5,792  $   4,619  $   4,194
  Interest
    cost        33,117     31,247     29,730     15,039     11,736     10,636

  Expected
    return
    on
    plan
    assets     (46,855)   (41,990)   (34,013)    (4,446)    (3,490)    (2,819)
  Amortiza-
    tion of
    prior
    service
    cost         2,568      2,568      2,568     (1,394)    (1,394)    (1,394)
  Amortiza-
    tion of
    transi-
    tion
    (asset)     (2,839)    (2,839)    (2,839)      -          -          -
  Recognized
    net actu-
    arial
    loss/
    (gain)      (  779)    (  172)        49        682        702      1,387
  Net peri-
    odic
    benefit
    cost     $   1,981  $   2,574  $   9,362  $  15,673  $  12,173  $  12,004

	The net actuarial loss/(gain) in excess of a 10% corridor, the prior service cost and the transition (asset) are being amortized over the average remaining service period of active participants at the date established on a straight-line basis.

	The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $8.6 million, $4.1 million and $0, respectively, as of December 31, 1998, and $8.5 million, $3.9 million and $0, respectively, as of December 31, 1997.

	Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rates would have the following effects:

                                               1% Increase       1% Decrease
	(In thousands)
	Effect on total of service and interest
	  cost components                            $3,747           ($2,948)
	Effect on postretirement benefit
	  obligation                                 32,069           (25,914)

 8.	Shareholders' Investment.  In April 1989, the shareholders approved a
Stock Option Plan providing for granting of options to directors, officers and all other nonunion employees.  In April 1998, the company adopted a similar plan, the 1998 Incentive Compensation Plan.  This plan provides for the granting of options, stock appreciation rights, stock or cash awards to directors, officers and all other nonunion employees. The company accounts for these plans under Accounting Principles Board
Opinion No. 25, under which no compensation cost has been recognized.
Had compensation cost for these plans been determined consistent with
FASB Statement No. 123, basic earnings per share would have been reduced by $.01, $.02 and $.01 for the years ended December 31, 1998, 1997 and
1996, respectively.  Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	The plans reserved 10 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant.

	Of the 2,302,480 options outstanding at December 31, 1998, 966,682 have exercise prices between $17.56 and $23.38, with a weighted average exercise price of $20.28 and a weighted average remaining contractual life of 3.41 years. 965,104 of these options are exercisable with a weighted average exercise price of $20.28. The remaining 1,335,798 options have exercise prices between $24.06 and $32.97, with a weighted average exercise price of $26.92 and a weighted average remaining contractual life of 8.17 years. 424,323 of these options are exercisable with a weighted average exercise price of $26.13.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively:
risk-free interest rates of 4.95%, 5.79% and 6.38%; expected dividend yields of 3.20%, 3.15% and 3.42%; expected lives of 10, 10, and 10 years;
and expected volatility of 26.05%, 27.75% and 29.50% for 1998 options, 19.25% and 18.81% for 1997 options and 16.41% and 16.57% for 1996 options.

	An analysis of the stock option plans at December 31, 1998, 1997 and 1996 follows:

                          Weighted              Weighted             Weighted
                           Average               Average              Average
                  1998    Exercise     1997     Exercise     1996    Exercise
                 Shares     Price     Shares      Price     Shares     Price
Outstanding at
  beginning of
  year          2,411,328   $ 22     2,331,104   $ 21     2,078,556    $ 19
Granted           534,728     29       475,258     24       417,400      27
Exercised        (617,664)    19      (338,358)    19      (150,168)     18
Expired or
  canceled       ( 25,912)    27      ( 56,676)    24      ( 14,684)     24
Outstanding at
  end of year   2,302,480     24     2,411,328     22     2,331,104      21
Exercisable at
  end of year   1,389,427     22     1,611,150     20     1,650,978      19

Weighted
  average fair
  value of
  options
  granted        $   8.09             $   6.30             $  5.96

	There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the Board of Directors. As of December 31, 1998, none of the shares had been issued.

9.	Income Taxes.

	The provision for income taxes includes the following components:

   (In thousands)                    1998         1997          1996
     Current:
       Federal                     $ 29,383     $ 39,040     $  76,312
       State                          3,695        7,882        13,707
         Total current               33,078       46,922        90,019


     Deferred:
       Federal                       33,311       23,591        17,408
       State                          1,851        1,837         2,458
         Total deferred              35,162       25,428        19,866

     Total provision               $ 68,240     $ 72,350     $ 109,885

	The following summarizes the major differences between the U.S. statutory tax rates and the company's effective tax rates:

                                      1998         1997          1996

     Statutory federal tax rates      35.0%        35.0%         35.0%
     State income taxes                2.7          3.3           4.0
     Other items                      _2.3          (.3)         (1.0)

     Effective tax rates              40.0%        38.0%         38.0%

	Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In thousands)                         1998        1997        1996
       Deferred tax assets:
         Postretirement benefits           $  66,524   $  65,395   $  43,331
         Accrued vacation                     12,866      10,029       9,118
         Net operating loss carryforward      51,191      50,322        -
         AMT credit                            3,546       1,403        -
         Tax credit carryforward              11,757       7,875       1,487
         Capital loss carryforward             8,974       8,449        -
         Valuation allowance                ( 10,504)   (  7,907)       -
         Other                                20,321      23,184      18,820
       Total deferred tax assets           __164,675     158,750      72,756
       Deferred tax liabilities:
         Plant and equipment                (476,184)   (432,265)   (288,152)
         Equity method investments          ( 10,140)   ( 10,576)   (  8,711)
         Other                              ( 11,778)   ( 13,428)   ( 15,182)
       Total deferred tax liabilities       (498,102)   (456,269)   (312,045)

       Net deferred tax liability          $(333,427)  $(297,519)  $(239,289)

	The consolidated balance sheets reflect current deferred income taxes of $16.2 million, $12.4 million and $12.7 million in prepaid expenses and a long-term deferred income tax liability of $349.6 million, $309.9 million and $252.0 million at December 31, 1998, 1997 and 1996, respectively.

	As of December 31, 1998, the company had tax carryforwards of approximately $75.5 million, which expire from 1999 through 2013. Due to the uncertainty of the realization of certain tax carryforwards, the company has established a valuation allowance against these carryforwards in the amount of $10.5 million.

10.	Other Commitments.  The company has agreed to purchase paper mill process steam from the City of Duluth Steam District No. 2 Cooperative
Association at a unit cost to be determined based upon operating, maintenance and capital costs of the steam plant.  In addition, the company pays an amount equal to the principal and interest requirements on $7.3 million of outstanding Steam Utility Revenue Bonds as of
December 31, 1998, which mature at various times through April 1, 2002, and certain other costs, principally capital expenditures.  The company paid $2.8 million in 1998, 1997 and 1996, to service these bonds.  Annual payments for the principal and interest portion of these bonds are expected to be $2.8 million in 1999 through 2001, with a final payment of
$.7 million in 2002.

	As of December 31, 1998, the company had capital expenditure commitments outstanding of approximately $153.8 million.

11.	Segment Information.  The company's principal business is the manufacture of paper and paper-related products.  Consolidated Papers, Inc. is a leading manufacturer of coated and supercalendered printing papers.  The company is also the nation's leading manufacturer of coated specialty papers used in consumer product packaging and labeling.  Other products and services include recycled pulp made from printed, preconsumer and postconsumer scrap paper, paperboard, paperboard products, corrugated products and hospitality and lodging services provided at a company-owned hotel.

	The company's headquarters and major operating facilities are all located in the United States. Some forestlands and a small wood chip production facility are located in Canada. These Canadian operations account for $.6 million of consolidated total assets.

	The principal markets for the company's products are in the United
States. Export sales, primarily to Canada, amounted to $88.2 million in 1998, $65.8 million in 1997 and $37.4 million in 1996.

	Sales to one customer amounted to 13.6%, 14.3% and 13.0% of consolidated net sales in 1998, 1997 and 1996, respectively. Sales to another customer amounted to 10.1% and 10.2% of net sales in 1998 and 1997.

	The company is managed along product lines including coated and supercalendered printing papers, coated specialty papers, paperboard products, and corrugated products. Several operating divisions producing groundwood-free, groundwood and supercalendered printing papers have been aggregated into the coated and supercalendered printing papers reportable segment because these operating segments are similar in economic characteristics, products, production processes, type of customer and distribution methods. The coated specialty papers, paperboard products and corrugated products operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the "Other" category.

	The coated and supercalendered printing papers reportable segment derives revenues from the sale of printing papers used by commercial printers and publishers for magazines, annual reports, advertising brochures, catalogs, coupons and newspaper inserts. The "Other" category includes the sales of coated specialty papers (used for flexible packaging, pressure-sensitive labels and technical papers), recycled pulp, paperboard products and corrugated products, as well as revenues from the company-owned hotel.

	Segment sales include intersegment sales valued at arm's-length transfer prices. Segment operating profit is revenue less direct and allocable operating expenses. Segment identifiable assets are those which are directly used in or identified to segment operations. Corporate items include nonoperating overhead, selling, general and administrative expense, research and development expenditures, interest expense, inter-segment eliminations, and other income and deductions items. Corporate assets are principally cash and cash equivalents, certain nontrade receivables, prepaid items, equity method investments, and certain nonoperating fixed assets.

	Financial information by business segment follows:


                                 Printing                Corporate
     (In thousands)               Papers       Other       Items       Total
     1998
     Revenues                   $1,751,226  $  281,690  $ ( 43,601) $1,989,315
     Segment profit (loss)         323,475      16,575    (161,781)    178,269
     Total assets                2,754,789     325,538     547,159   3,627,486
     Capital expenditures          315,459      29,663       3,734     348,856
     Depreciation and
       amortization                160,514      18,168    (  4,434)    174,248

     1997
     Revenues                   $1,440,005  $  284,820  $ ( 45,514) $1,679,311
     Segment profit (loss)         264,710      28,578    (102,894)    190,394
     Total assets                2,514,870     313,684     518,956   3,347,510
     Capital expenditures          181,582      50,338       4,278     236,198
     Depreciation and
       amortization                105,063      21,248       2,289     128,600

     1996
     Revenues                   $1,296,536  $  277,122  $ ( 28,567) $1,545,091
     Segment profit (loss)         325,654      44,133    ( 80,617)    289,170
     Total assets                1,575,482     401,015     555,745   2,532,242
     Capital expenditures          175,501     108,550       3,842     287,893
     Depreciation and
       amortization                 87,808      17,867       2,145     107,820


QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1998 and 1997:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1998
Net sales              $ 517,009  $ 508,437  $ 491,580  $ 472,289  $ 1,989,315
Gross profit             104,127     94,045     69,584     72,294      340,050
Net income after
  extraordinary item      39,043     27,100     17,179     19,035      102,357
Net income per share
  after extraordinary
  item - diluted             .43        .30        .19        .21         1.13

1997
Net sales              $ 379,841  $ 392,975  $ 396,795  $ 509,700  $ 1,679,311
Gross profit              64,445     70,748     60,287     97,808      293,288
Net income                28,056     30,376     23,776     35,836      118,044
Net income per share -
  diluted                    .31        .34        .26        .40         1.31

Per share amounts restated to reflect the two-for-one stock split of May, 1998.

1998 amounts reflect a $4.6 million after taxes extraordinary loss on debt extinguishment.

1997 amounts reflect the acquisition, effective October 1, 1997, of Inter Lake
Papers, Inc. formally Repap USA.

Net income per share is based upon the weighted average number of shares outstanding during the period.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Consolidated Papers, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1998, 1997 and 1996, and the related consolidated statements of income, shareholders' investment and cash flows (see Pages 15, 16, 17, and 18) for each of the years in the three-year period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1998, 1997 and
1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



Milwaukee, Wisconsin,
January 14, 1999.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen LLP) on accounting and financial disclosure.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held April 26, 1999 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.


Item 11.  EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 26, 1999 and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K is included in the Proxy Statement to Shareholders which has been filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held April 26, 1999 and is incorporated herein by reference.


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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K Annual
     Report:

     1.  Financial Statements.

         Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

            Consolidated Balance Sheets As Of December 31, 1996, 1997 and
            1998.

            Consolidated Statements of Income for the Years Ended December 31,
            1996, 1997 and 1998.


            Consolidated Statements of Shareholders' Investment for the Years
            Ended December 31, 1996, 1997 and 1998.

            Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1996, 1997 and 1998.

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


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration
Statement File No. 33-28786, Registration Statement File No. 33-37838,
Registration Statement File No. 33-60263, Registration Statement File No. 33-
64393, and Registration Statement File No. 333-73375.


                                                        /s/ARTHUR ANDERSEN LLP
                                                           ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
March 24, 1999.

(b)  The following exhibits are filed as a part of this Form 10-K Annual
     Report:

      3.a.	Restated Articles of Incorporation of Consolidated Papers, Inc.
(Filed as Exhibit (3)(i) to Form 10-Q for the quarter ended
March 31, 1996 and incorporated herein by reference.)

      3.b.	Bylaws of Consolidated Papers, Inc. (Filed electronically
herewith.)

      4.a.	$750,000,000 Credit Agreement among the Registrant and Wachovia
Bank of Georgia, N.A. (Filed as Exhibit 4.a. to Registrant's
Current Report on Form 8-K (Date of Report September 30, 1997) and
incorporated herein by reference.)

      4.b.	$277,000,000 Note Purchase Agreement dated October 15, 1997
between the Registrant and the purchasers listed therein (together with a list briefly identifying the contents of all omitted
exhibits and schedules thereto).  (Filed as Exhibit 4.b. to Form
10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)  The Registrant agrees to provide copies of such exhibits and schedules to the Commission upon request.

	The Registrant has additional long-term debt that does not exceed
10 percent of its total assets. The Registrant agrees to provide copies of agreements covering such indebtedness to the Commission on request.

      9.	Mead Voting Trust Agreement dated December 20, 1986.  (Filed as
Exhibit 9 to Form 10-K for the fiscal year ended December 31, 1986 and incorporated herein by reference.)

     10.a.	Consolidated Papers, Inc. 1989 Stock Option Plan.  (Filed as
Exhibit 10.a. to Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.)

     10.b.	Consolidated Employees' Tax-saver & Investment Plan.  (Filed as
Exhibit 10.b. to Form 10-K for the fiscal year ended December 31,
1993 and incorporated herein by reference.)

     10.c.	Consolidated Employees' Stock Ownership Plan.  (Filed as Exhibit
10.c. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

     10.d.	Consolidated Salaried Employees' Retirement Plan.  (Filed as
Exhibit 10.d. to Form 10-K for the fiscal year ended December 31,
1993 and incorporated herein by reference.)

     10.e.	1992 Compensation Award Program description.  (Filed as Exhibit
10.e. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

     10.f.	1993 Compensation Award Program description.  (Filed as Exhibit
10.f. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

     10.g.	1994 Compensation Award Program description.  (Filed as Exhibit
10.g. to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

     10.h.	1995 Compensation Award Program description.  (Filed as Exhibit
10.h. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.)

     10.i.	1996 Compensation Award Program description.  (Filed as Exhibit
10.i. to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.)

     10.j.	1997 Compensation Award Program description.  (Filed as Exhibit
10.j. to Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

     10.k.	Consolidated Papers, Inc. 1998 Incentive Compensation Plan.
(Filed with the Registrant's proxy statement dated March 17, 1998 and incorporated by reference.)

     10.l.	1998 Compensation Award Program description.  (Filed
electronically herewith.)

     10.m.	Agreement for Severance Pay and Benefits dated January 1, 1999 between Consolidated Papers, Inc. and Donna Stephens.  (Filed
electronically herewith.)

     21.	Subsidiaries of the Registrant. (Filed electronically herewith.)

     27.	Financial Data Schedule. (Filed electronically herewith.)

     99.	Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
Investment Plan for the year ended December 31, 1998 (to be filed within 180 days after the Plan's year-end).

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

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/Gorton M. Evans                                     March 24, 1999
Gorton M. Evans, President and                                  Date
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/George W. Mead                                     Date  March 24, 1999
George W. Mead, Chairman of the Board,
and Director

/s/Gorton M. Evans                                    Date  March 24, 1999
Gorton M. Evans, President and
Chief Executive Officer, and Director

/s/Richard J. Kenney                                  Date  March 24, 1999
Richard J. Kenney, Senior Vice President, Finance
(Principal Financial Officer)

/s/David P. Nimtz                                     Date  March 24, 1999
David P. Nimtz, Controller

/s/Ruth Baldwin Barker                                Date  March 24, 1999
Ruth Baldwin Barker, Director

/s/Wiley N. Caldwell                                  Date  March 24, 1999
Wiley N. Caldwell, Director

                                                      Date
James D. Ericson, Director

/s/Sally M. Hands                                     Date  March 24, 1999
Sally M. Hands, Director

/s/J. Joseph King                                     Date  March 24, 1999
J. Joseph King, Director

/s/Bernard S. Kubale                                  Date  March 24, 1999
Bernard S. Kubale, Director

/s/D. Richard Mead, Jr.                               Date  March 24, 1999
D. Richard Mead, Jr., Director

/s/Gilbert D. Mead                                    Date  March 24, 1999
Gilbert D. Mead, Director

/s/Lawrence R. Nash                                   Date  March 24, 1999
Lawrence R. Nash, Director

                                                      Date
Glenn N. Rupp, Director

/s/John S. Shiely                                     Date  March 24, 1999
John S. Shiely, Director


Schedule II - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                  Charges
                                                    For
                                                  Purposes
                                                  For Which
                                      Additions    Reserve
                          Beginning    Charged       Was       Ending
                           Balance    To Income    Created     Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1998        $ 6,374     $   554     $   424     $ 6,504

               1997        $ 5,313     $ 1,143     $    82     $ 6,374

               1996        $ 4,628     $   861     $   176     $ 5,313

EXHIBIT 3.b. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998

                      BYLAWS OF CONSOLIDATED PAPERS, INC.
                                FEBRUARY 12, 1999


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

       (b)	Shareholder Nominations to the Board.  In the case of the
shareholder nominations for election to the Board of Directors, the notice shall set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in the notice, (ii) the principal occupations or employment of each nominee for the past five (5) years, (iii) the number of shares of the Corporation which are beneficially owned by each nominee,
(iv) other directorships held by each nominee, (v) the names of business entities of which each nominee owns a ten percent (10%)
or more beneficial interest and (vi) all other information with respect to each nominee required by the Federal proxy rules in effect at the time the notice is submitted.  In addition, the notice shall be accompanied by a statement, over the signature of each proposed nominee, that (1) he consents to being a
nominee,(2) if elected he intends to serve as a director, and (3)
confirming the information with respect to him set forth in the notice.

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

 2.5.	Notice of Meetings.

       (a)	Written notice stating the place, day, and hour of the meeting and in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 50 days before the date of the meeting (unless a different time is provided by the Wisconsin Business Corporation
Law), or, in the case of a special meeting called by the holders of not less than one-tenth of the outstanding shares entitled to vote at the meeting, not less than 45 days nor more than 50 days before the date of the meeting, by or at the direction of the
Chairman of the Board, the President and Chief Executive Officer,
the Secretary, or the person calling the meeting to each
shareholder of record entitled to vote at such meeting and to such other persons as required by the Wisconsin Business
Corporation Law.  Service of written notice upon any shareholder may be delivered by Appropriate Communications Technology (as defined in Section 3.6 of these Bylaws) at the shareholder's last known address as it appears on the books and records of the
Company.  The certificates of the Chairman of the Board, the
President and Chief Executive Officer or of the Secretary or of
the Transfer Agent of the delivery shall be conclusive as to the fact of service of notice on the shareholder.

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

                       Article III.  Board of Directors

 3.1	General Powers.

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

	Specifically, in addition to other committees established from time to time by the Board, the Board shall have each of the following committees: a Compensation Committee, a Retirement and Benefit Plan Committee, an Audit Committee, a Nominating and
Board Affairs Committee, and a Management Succession Committee.
(As amended February 12, 1999.)

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

            (3)	To administer the 1989 Stock Option Plan, the 1998
Management Incentive Plan and any other similar plans
from time to time in effect (the "Plans").

            (4)	To fulfill the purposes of the Plan, including,
without limitation, through the conditional grant of
options and other benefits under the Plans.

            (5)	To recommend to the Board of Directors any revisions
or additions to the Plans.

            (6)	To review and report to the Board of Directors, when
so requested, on any compensation matter.  (As amended
February 12, 1999.)

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

       (e)	The Nominating and Board Affairs Committee.  The Nominating
Committee and Board Affairs Committee shall have the following responsibilities:

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

           (10)	To monitor developments in the field of corporate
governance and to make recommendations to the Board of
Directors with respect to adoption, amendment or
repeal of corporate goverance guidelines relating to
the Board of Directors' composition and operation.

           (11)	To establish procedures for the evaluation of the
performance of the Board of Directors as a whole on a
regular basis and the performance of individual
Directors as circumstances warrant.  (As amended
February 12, 1999.)

       (f)	The Management Succession Committee.  The Management Succession
Committee shall have the following responsibilities:

            (1)	To monitor the development and performance of existing
executive officers.

            (2)	To review qualifications of and to recommend
candidates for executive offices, both as successors
to existing executive offices and as officers filling
newly created executive offices.

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

ARTICLE X.  Seal

The corporate seal of the Corporation shall be a circular impression having on the margin of the outer circle thereof "CONSOLIDATED PAPERS, INC." and on the margin of the inner circle in small print "CORPORATE" and "WISCONSIN RAPIDS, WI" and in the center of this impression the word "SEAL".

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

EXHIBIT 10.l. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998

May 14, 1998




TO:

The Compensation Award Program (CAP) has been continued for 1998. This program has proven to be very successful for both Consolidated Papers and its employees. One of the reasons why it has been successful is that we have modified it several times in order to meet the changing needs of the Company.

This year we have made some additional modifications which will improve the program. Each operating division will be measured on the same four categories
(controllable costs, safety performance, quality performance and productivity) with their divisional goals based upon their own performance. The fifth category is determined by each division based upon their need.

Staff departments will now have 80% of their CAP award determined by the average of the operating divisions rather than the 60% used in 1997. We believe this will further motivate the staff departments to assist the operating divisions in accomplishing their goals.

The 1998 program outline is attached. Specific divisional goals will be communicated by your manager.

We apologize for the delay in reporting the 1997 CAP award. The calculations for last year are currently being finalized. The number of shares of Consolidated stock that each employee receives will be based upon the share price on December 31, 1997 ($53.375) and will be adjusted for the dividends on March 6th ($.42 per share) and May 22nd ($.44 per share). The CAP award will be made after the May 22nd dividend.

I am confident that the 1998 Compensation Award Program will once again prove to be beneficial for both the Company and our employees.



/s/Gorton M. Evans

1998 COMPENSATION AWARD PROGRAM


ELIGIBILITY

You will be eligible for a CAP award in 1998 based upon the following conditions:

1.	You must be a management employee from January 1, 1998 through December 31,
1998.
2.	You must be eligible to participate in TIP.
3.	You must receive a merit increase during 1998.
4.	If you are employed in a staff department, you must have a CAP goal and make significant progress toward meeting that goal.  This goal can be either an individual goal or a team goal.  Staff Budget Managers will be asked to approve each eligible employee in their department for a CAP award based upon their achievement toward their individual or team CAP goal.

TARGETS

The 1998 Compensation Award Program is once again designed to have different goals for operating divisions and staff departments. This enables the company to more appropriately reward employees in each area of the company for their results.

Operating Divisions - A matrix is designed for each operating division with five performance categories. (See example on next page.) Each operating division will be measured on four categories (controllable costs, safety, quality and productivity) and one additional category chosen by each division.
Each of the five categories has a maximum potential award of 1% for a total potential award of 5%.

The controllable costs category is based upon total favorable savings for the entire Company (excluding ILP) and will result in an award of 1% of normal earnings if a $25 million savings level is achieved. The other categories in the divisional matrices are custom designed for each division and are based upon that division's past performance.

The 1998 CAP award categories and award matrix for each division will be communicated by their division management.

Staff Departments - Staff departments also have the potential to receive a CAP award of up to 5%. This award will once again be made up of two components.

Since staff departments support the operating divisions in the accomplishment of their goals, the first component is based upon the average CAP award percentage received by the operating divisions. This year, however, in order to recognize the importance of that support, it is being increased to 80% of the CAP award of the operating divisions from the 60% in 1997. The maximum award potential for this component is 4% (80% of 5%).

The second component of the CAP award for staff departments will have a maximum potential award of up to 1% of normal earnings and will be based upon CAP goals. Each staff department will develop and submit CAP goals as done in past years. The CAP results will be evaluated by each vice president based upon the following criteria:

                    CAP Goal Results         CAP Goal Award
                    Outstanding            100% of 1% =  1%
                    Overly Exceeds goal     80% of 1% = .8%
                    Exceeds goal            60% of 1% = .6%
                    Meets goal              40% of 1% = .4%
                    Almost Meets goal       20% of 1% = .2%

The recommendation will again be submitted to Mr. Evans for approval.

AWARD

As a management employee of Consolidated Papers, Inc., you will be eligible to receive a maximum award of 5% of your 1998 normal earnings as a contribution of company stock into your Tax-saver & Investment Plan (TIP) account. If you do not have a TIP account, one will be established for you with this company contribution.

                       Example - Operating Division

                                  Max.
                                 Award          1     2     3     4    5
Performance Category               %     0%    20%   40%   60%   80%  100%
Controllable Costs (millions $)
(Total favorable for
  corporation)                     1%     <5    >5   >10   >15   >20   >25
Safety Performance
(OSHA, TCIR)                       1%   >.35  <.35  <.30  <.25  <.20  <.15
Quality Performance
(Complaints/1000 tons)             1%   >.68  <.68  <.62  <.56  <.50  <.44
Productivity
(Tons above standard)              1%     <7    >7   >12   >17   >22   >27
Environmental Performance
(Weighted spills)                  1%     >4    <4    <3    <2    <1    <0


                                Maximum
                                 Award    % of
Category               Results     $     Award  Award1
Controllable Costs      $ 12 M     1%     40%     .4%
Safety Performance       .18       1%     80%     .8%
Quality Performance      .54       1%     60%     .6%
Productivity              14       1%     40%     .4%
Environmental
  Performance              1       1%     80%     .8%
  Total CAP Award                                3.0% of 1998 normal earnings2


                       Example - Staff Department

Average Operating Division
  CAP Award                       - 3.0% x 80% = 2.4%
Department CAP Goal Results
                       Meets Goal - 1.0% x 40% =  .4%
                 Total CAP Award1 -              2.8% of 1998 normal earnings2

1Consolidated Papers, Inc. common stock equivalent to the value as noted.
2This will exclude certain payments (special project pay, vacation taken as cash, etc.)

SUMMARY

The Compensation Award Program for 1998 continues to focus on controllable costs as well as emphasizing safety, quality and productivity among other criteria.

Controllable costs which you may have influence over may include such items as payroll, maintenance and repairs, outside services, expense work orders, waste, emergency material usage, etc.

Staff departments will develop specific goals that are tangible and measurable which can help to improve our bottom line.

Staff department goals for 1998 are to be submitted to Mr. Evans by June 11th.
Status reports must then be submitted to the staff quality council at the end of each subsequent quarter.

If you have questions on the above, see your manager or call Chuck Bigelow at 3765.

EXHIBIT 10.m. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998

                      AGREEMENT FOR SEVERANCE PAY AND BENEFITS


This Agreement for Severance Pay and Benefits ("Agreement"), effective the 1st day of January, 1999, is entered into by and between Consolidated Papers, Inc.
("Employer"), and Donna Stephens ("Employee"), on behalf of herself and her heirs and assigns:

WHEREAS, Employer desires to provide Employee certain assurances regarding the compensation to be received by Employee if Employee's employment relationship ends within a certain period of time as a result of a Change of Control (as defined below) in consideration for the Employee's performance of the undertaking expressed in this Agreement;

NOW, THEREFORE, IT IS HEREBY AGREED by and between Employer and Employee as follows:

1.	Employer agrees that, if Employee meets the Eligibility Criteria (as defined in paragraph 2) during the Term of this Agreement (as defined below), Employer shall:

   a.	After the Effective Date (as defined in the release to be signed by
Employee pursuant to paragraph 2(b)), begin payment to Employee of one
(1) year of Employee's base salary, payable in equal monthly installments, less withholding required by law ("Separation Pay
Period"); and

   b.	Provide Employee with health, life and dental benefits during the
Separation Pay Period provided to salaried employees generally.

(collectively "Separation Pay and Benefits").

2.	To be eligible for the benefits listed above, Employee must:

   a.	Remain employed until either (i) Employer eliminates Employee's position following a Change of Control or offers employee the same or a similar position following a Change of Control that the Employee elects not to accept because it would require relocation or (ii) Employer terminates
Employee's employment other than for cause (as defined below) during the
Term of this Agreement;

   b.	Sign a release satisfactory to Employer substantially in the form attached hereto as Exhibit A (subject to appropriate modification to reflect developments in the law and/or statutory changes during the Term of this Agreement);

   c.	Return to Employer all of its property; and

   d.	Comply with Employee's obligations under the Conflict of Interest
Representation, and the Employee Confidential Information and Invention
Agreement ("Employment Agreements").

The foregoing requirements are hereafter referred to as the "Eligibility
Criteria." Employee will be ineligible for the Separation Pay and Benefits if Employee voluntarily terminates her employment or Employer terminates
Employee's employment for cause prior to the expiration of the Term of Agreement or the occurrence of the Eligibility Criteria. For purposes of this Agreement, the term "cause" shall mean either (i) Employee's consistent unexcused failure to perform the essential duties of her position or (ii)
Employee's misconduct as that term is used in Wisconsin Statutes Section
108.04(5). If Employee accepts another position with Employer, Employee will remain eligible for the Separation Pay and Benefits.

3.	For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred on the first date on which either:

   (  i)	any "person" (as such term is used in Sections 13(d) and 14(d) of the
Exchange Act) but excluding (a) the Mead Voting Trust established pursuant to the agreement dated December 20, 1986, (b) the Mead descendants as defined in the Mead Voting Trust or any group of them,
(c) any voting trustee of the Mead Voting Trust acting in his or her capacity as such, or (d) a person who would be deemed to be an owner of 20% of more of the combined voting power of Consolidated Papers,
Inc.'s securities then outstanding solely as a result of being a participant of the Mead Voting Trust, is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of Consolidated Papers, Inc. representing at least 20 percent of the combined voting power of Consolidated Papers,
Inc.'s then outstanding securities, or

  ( ii)	a majority of the individuals comprising Consolidated Papers, Inc.'s
Board of Directors are not Continuing Directors, or

  (iii)	Consolidated Papers, Inc. is involved in any merger, consolidation, share exchange or any other transaction if, after the consummation thereof, the holders of the voting securities of Consolidated Papers,
Inc. immediately prior thereto do not own at least a majority of the combined voting power of the surviving or resulting corporation, or

  ( iv)	all or substantially all of the assets of Consolidated Papers, Inc.
are sold or otherwise transferred, or

  (  v)	a change occurs of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A, promulgated under the Exchange Act, or any other successor disclosure item, or

  ( vi)	a chief executive officer of Consolidated Papers Inc. is appointed who, prior to such appointment, has never been an employee of
Consolidated Papers, Inc.

	A "Continuing Director means an individual who was a member of the Board of
Directors of the Corporation immediately prior to the transaction or election or other event which resulted in a change of control or who was designated (before his initial election or appointment as a director) as a
Continuing Director by a majority of the whole Board of Directors but only if the majority of the whole Board of Directors then consisted of
Continuing Directors or, if a majority of the whole Board of Directors shall not then consist of Continuing Directors, by a majority of the then
Continuing Directors.

4.	Employee agrees that (except in connection with tax reporting, or pursuant to legal process or any legal action to enforce the terms of this
Agreement) she shall keep confidential, to the full extent permitted by law, the terms of this Agreement, all performance hereunder and the negotiations leading to this Agreement.

5.	This Agreement shall not alter the "at-will" nature of the employment relationship, including without limitation Employer's right to establish and monitor Employee's achievement of performance goals.

6.	The terms of this Agreement shall be from the date first written above through June 30, 2001 ("Term").

7.	This instrument and the Employment Agreements comprise the entire agreement between the parties.  This supersedes and replaces during the term hereof any existing or newly adopted severance plan for the employees of Employer.

8.	If any provision, section, subsection or any other portion of this
Agreement or the Employment Agreements shall be determined by any court of competent jurisdiction to be invalid, illegal or unenforceable in whole or in part, and such determination shall become final, such provision or portion shall be deemed to be severed or limited, but only to the extent required to render the remaining provisions and portions of this Agreement and the Employment Agreements enforceable.  This Agreement or the
Employment Agreements as thus amended shall be enforced so as to give effect of the intention of the parties insofar as that is possible.  In addition, the parties hereby expressly empower a court of competent jurisdiction to modify any term or provision of this Agreement or the
Employment Agreements to the extent necessary to comply with existing law and to enforce this Agreement and the employment Agreements as modified.

9.	This Agreement shall be construed in accordance with the laws of the State of Wisconsin.

IN WITNESS WHEREOF, the parties have executed this Agreement for Severance Pay and Benefits on the date first written above.

CONSOLIDATED PAPERS, INC.                         EMPLOYEE


By: /s/ James E. Shewchuk                         /s/Donna Stephens
    James E. Shewchuk                             Donna Stephens
Its:  Senior Vice President, Administration

EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998








SUBSIDIARIES OF THE REGISTRANT

Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated percents of their voting securities:


  Percent
   Voting
 Securities
  Owned By                                                     State Or
Consolidated                                                 Province Of
Papers, Inc.                 Subsidiary                     Incorporation
     100%          Consolidated Water Power Company       Wisconsin
     100%          Newaygo Forest Products Limited        Ontario
     100%          Consolidated Papers Foreign Sales
                     Corporation                          U.S. Virgin Islands
     100%          LSPI Paper Corporation                 Minnesota
     100%          Superior Recycled Fiber Corporation    Minnesota
     100%          Consolidated Papers International
                     Leasing, L.L.C.                      Delaware
     100%          CONDEPCO, Inc.                         Delaware
     100%          Inter Lake Papers, Inc.                Wisconsin
     100%          Inter Lake Wisconsin, Inc.             Wisconsin
     100%          Inter Lake Sales Corporation           New York