Form 10-K/A
period 1998-12-31
CONSOLIDATED PAPERS INC
filed 1999-03-26
CIK 23752

This filing is being made to add the Consolidated Statements of Income to the previously filed Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets         Consolidated Papers, Inc. and Subsidiaries

                                                   As of December 31
(Dollars in thousands)                   1998          1997           1996
Current Assets
Cash and cash equivalents             $     3,230   $    13,169   $    12,928
Accounts and notes receivable,
  net of reserves of $6,504 in 1998,
  $6,374 in 1997 and $5,313 in 1996       147,307       160,874       126,103
Inventories
  Finished and partly finished
    products                               89,377        92,245        55,474
  Raw materials                            39,616        51,726        39,428
  Stores supplies                          60,127        6l,075        43,052
                                          189,120       205,046       137,954
Prepaid expenses                           48,550        26,506        46,912
  Total current assets                    388,207       405,595       323,897
Investments and Other Assets
Investments in affiliates, at cost
  plus equity in undistributed
  earnings                                 39,668        37,188        34,784
Restricted cash related to leases         438,429       427,026       423,618
Other assets                               19,651        23,877        42,553
Goodwill                                  140,211       148,049        59,034
                                          637,959       636,140       559,989
Plant and Equipment
Buildings                                 323,969       281,988       236,004
Machinery and equipment                 3,200,392     2,647,374     1,962,835
                                        3,524,361     2,929,362     2,198,839
  Less-accumulated depreciation         1,048,409       883,265       775,080
                                        2,475,952     2,046,097     1,423,759
Land                                       14,069        13,383        11,447
Timber and timberlands, net of
  depletion                                26,762        26,391        25,150
Capital additions in process               84,537       219,904       188,000
                                        2,601,320     2,305,775     1,648,356
                                      $ 3,627,486   $ 3,347,510   $ 2,532,242
Current Liabilities
Accounts payable                      $    88,651   $    92,330   $    73,147
Payroll and employee benefits              78,083        65,628        49,661
Income taxes                                  367         2,844          -
Property taxes                             11,661        11,082        10,016
Other current liabilities                  44,199        37,477        30,932
  Total current liabilities               222,961       209,361       163,756
Noncurrent Liabilities and
  Deferred Credits
Long-term debt                          1,054,564       868,665       272,467
Capital lease obligations                 465,613       456,321       462,084
Deferred income taxes                     349,573       309,875       251,955
Postretirement benefits                   148,508       152,470        98,614
Other noncurrent liabilities               31,416        33,151        13,544
                                        2,049,674     1,820,482     1,098,664
Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 200,000,000
  shares, par value $1.00 per share;
  issued 90,713,876 shares in 1998,
  90,009,898 shares in 1997 and
  89,536,722 shares in 1996                90,714        90,010        89,537
Capital in excess of par value             61,657        46,400        36,049
Accumulated other comprehensive income     (2,705)       (2,610)       (2,290)
Treasury stock, at cost, 409,426 shares
  in 1998, 278,816 shares in 1997
  and 79,800 shares in 1996                (9,906)       (7,370)       (2,020)
Reinvested earnings                     1,215,091     1,191,237     1,148,546
  Total shareholders' investment        1,354,851     1,317,667     1,269,822
                                      $ 3,627,486   $ 3,347,510   $ 2,532,242

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


Consolidated Statements of Income   Consolidated Papers, Inc. and Subsidiaries


(Dollars in thousands, except per            For the years ended December 31
  share data)                               1998         1997         1996
Net sales                                $ 1,989,315  $1,679,311   $1,545,091
Cost of goods sold                         1,649,265   1,386,023    1,175,304
  Gross profit                               340,050     293,288      369,787
Selling, general and administrative
  expenses                                   102,038      83,778       78,527
  Income from operations                     238,012     209,510      291,260
Other Income (Expense)
Interest expense                             (95,918)    (49,576)     (15,298)
Interest income                               31,168      27,079       10,999
Miscellaneous, net                             5,007       3,381        2,209
  Total                                      (59,743)    (19,116)     ( 2,090)
Income before provision for
  income taxes                               178,269     190,394      289,170
Provision for Income Taxes
Current                                       36,147      46,922       90,019
Deferred                                      35,162      25,428       19,866
  Total                                       71,309      72,350      109,885
Net income before extraordinary item         106,960     118,044      179,285
Loss on debt extinguishment, net of
  tax benefit of $3,069                      ( 4,603)       -            -
Net income                               $   102,357  $  118,044   $  179,285
Net income per share before
  extraordinary item - basic             $      1.19  $     1.32   $     2.01
Net income per share before
  extraordinary item - diluted           $      1.18  $     1.31   $     2.00
Net income per share - basic             $      1.13  $     1.32   $     2.01
Net income per share - diluted           $      1.13  $     1.31   $     2.00
Average number of common
  shares outstanding                      90,199,750  89,692,396   89,349,964


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



/S/ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin,
January 14, 1999.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/Carl R. Lemke                                       March 26, 1999
Carl R. Lemke,                                               Date
Assistant Secretary