Form 10-Q
period 1999-03-31
CONSOLIDATED PAPERS INC
filed 1999-05-13
CIK 23752

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 1999

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

             Common stock par value $1.00 outstanding April 22, 1999

                                90,615,948 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                      As Of
                                       March 31     March 31
                                         1999         1998      December 31
                                      (Unaudited)  (Unaudited)     1998

                                    ASSETS
Current Assets
  Cash and cash equivalents           $     7,012   $     9,860    $    3,230
  Receivables (net of reserves of
    $6,626 as of March 31, 1999,
    $6,508 as of March 31, 1998,
    and $6,504 as of December 31,
    1998)                                 162,071       159,658       147,307
  Inventories
    Finished stock                         81,996        86,036        78,928
    Unfinished stock                        7,649        10,689        10,449
    Raw materials and supplies            103,597       115,566        99,743
      Total inventories                   193,242       212,291       189,120
  Prepaid expenses                         41,262        34,801        48,550
    Total current assets                  403,587       416,610       388,207
Investments and other assets               60,068        57,914        59,319
Restricted cash related to leases         429,609       432,163       438,429
Goodwill                                  137,953       145,806       140,211
Plant and Equipment
  Buildings, machinery and equipment    3,544,095     3,327,493     3,524,361
    Less:  Accumulated depreciation     1,094,092       926,482     1,048,409
                                        2,450,003     2,401,011     2,475,952
Land and timberlands                       41,063        39,847        40,831
Capital additions in process              118,735       141,908        84,537
    Total plant and equipment           2,609,801     2,582,766     2,601,320
                                      $ 3,641,018   $ 3,635,259   $ 3,627,486

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable                    $    90,476   $   100,839   $    88,651
  Other                                   147,195       148,940       134,310
    Total current liabilities             237,671       249,779       222,961
Long-term debt                          1,052,193     1,074,315     1,054,564
Capital lease obligations                 455,210       461,987       465,613
Deferred income taxes                     355,235       317,396       349,573
Postretirement benefits                   152,910       156,239       148,508
Other noncurrent liabilities               32,657        30,011        31,416

Shareholders' Investment
  Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
  Common stock, shares issued
    90,896,802 as of March 31, 1999,
    90,388,922 as of March 31, 1998,
    and 90,713,876 as of December 31,
    1998                                   90,897        90,389        90,714
  Capital in excess of par value           64,907        53,272        61,657
  Accumulated other comprehensive
    income                                 (2,658)       (2,508)       (2,705)
Treasury stock, at cost, 307,025
    shares as of March 31, 1999,
    265,702 shares as of March 31, 1998,
    and 409,426 shares as of
    December 31, 1998                      (7,168)       (7,038)       (9,906)
  Reinvested earnings                   1,209,164     1,211,417     1,215,091
    Total shareholders' investment      1,355,142     1,345,532     1,354,851

                                      $ 3,641,018   $ 3,635,259   $ 3,627,486


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                   Three Months Ended
                                           March 31                December 31
                                     1999             1998            1998
Net sales                         $   459,233      $   517,009     $   472,289
Cost of goods sold                    398,056          412,882         399,995
  Gross profit                         61,177          104,127          72,294
Selling, general
  and administrative expenses          25,155           23,107          27,507
Income from operations                 36,022           81,020          44,787
Interest expense                      (21,051)         (24,044)        (23,133)
Interest income                         6,045            7,633           7,831
Miscellaneous, net                      2,268              463           2,241
  Total other income
    (expense), net                    (12,738)         (15,948)        (13,061)
Income before provision for
  income taxes                         23,284           65,072          31,726
Provision for income taxes              9,314           26,029          12,691
Net income                        $    13,970      $    39,043     $    19,035
Net income per share - basic      $       .15      $       .43     $       .21
Net income per share - diluted    $       .15      $       .43     $       .21
Average number of
  common shares outstanding        90,422,797       89,838,384      90,316,098


                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

                                                   Three Months Ended
                                           March 31                December 31
                                     1999            1998             1998

Balance beginning of period       $ 1,215,091    $ 1,191,237       $ 1,215,963
Add:  Net income                       13,970         39,043            19,035
Deduct:  Cash dividends               (19,897)       (18,863)          (19,907)
Balance end of period             $ 1,209,164    $ 1,211,417       $ 1,215,091


                 CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                                    Three Months Ended
                                                         March 31
                                                    1999           1998
Cash Flows from Operating Activities
  Net income                                      $  13,970      $ 39,043
  Depreciation and depletion                         47,628        44,403
  Amortization of goodwill and intangibles            2,366         2,581
  Debt premium amortization                        (    898)     (  1,773)
  Deferred income taxes                               5,662         7,521
  Earnings of affiliates                           (    952)     (    874)
  (Increase) decrease in current assets,
     other than cash and cash equivalents          ( 11,598)     ( 14,324)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt                     14,710        40,418
  Increase (decrease) in postretirement
    benefits                                          4,402         3,769
  Increase (decrease) in other noncurrent
    liabilities                                       1,241      (  3,140)
Net cash provided by operating activities            76,531       117,624

Cash Flows from Investing Activities
  Capital expenditures                             ( 56,109)     (200,972)
  Other                                            (  1,441)        4,318
Net cash (used in) investing activities            ( 57,550)     (196,654)

Cash Flows from Financing Activities
  Cash dividends                                   ( 19,897)     ( 18,863)
  Repayment of long-term debt                      ( 19,473)            -
  Net borrowings under lines of credit
    and revolvers                                    18,000        87,001
  Other                                               6,171         7,583
Net cash provided by (used in) financing
  activities                                       ( 15,199)       75,721

Net increase (decrease) in cash and cash
  equivalents                                         3,782      (  3,309)
Cash and cash equivalents - beginning of period       3,230        13,169
  Cash and cash equivalents - end of period       $   7,012     $   9,860

Cash paid during the period for:
  Interest                                        $  13,197     $  12,790
  Income taxes                                          340         9,466


Notes to Financial Statements:

1.	Reference is made to the Notes to Financial Statements that appear in the
1998 Annual Report on Form 10-K.  The basic principles of those notes are pertinent to these statements.

2.	In January 1998, the company completed the exercise of its early purchase option to buy out an operating lease on production equipment at Lake
Superior Paper Industries by paying $149.3 million in cash and assuming
$120.4 million in debt.  This purchase resulted in an increase in fixed assets of $269.7 million.

3.	In March 1999, the company announced an agreement in principle to sell the assets of Castle Rock Container Company, a division of Consolidated
Papers, Inc. and manufacturer of corrugated products, to St. Laurent
Paperboard Inc.  Closing is subject to completion of due diligence activities, negotiation of a definitive purchase agreement, and approval of the transaction by regulatory authorities and by the parties'
respective boards of directors.

4.	Summarized financial information concerning the company's reportable segments is shown in the following table:

                                     Printing             Corporate
    (Dollars in thousands)            Papers     Other      Items      Total

    Three months ended
      March 31, 1999
    Revenues                         $ 399,091  $ 70,678  $(10,536)  $ 459,223
    Segment profit (loss)               52,655     8,522   (37,893)     23,284

    Three months ended
      March 31, 1998
    Revenues                           455,064    71,676   ( 9,731)    517,009
    Segment profit (loss)               97,905     6,222   (39,055)     65,072


5.	On April 23, 1999, the company retired a paper machine production line at its Niagara Division.  The machine was retired as a result of market conditions and production inefficiencies compared with other production lines.  The sales and resulting operating profit generated from the previous operations of these assets will be moved to other available capacity, and the company is currently investigating alternative uses of the machine.  Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets To Be Disposed Of," requires that an impairment loss be recorded if the expected future cash flows of an asset are less than the carrying amount.  Because estimated future cash flows are currently unknown, the company has not yet determined if the net book value of $3.3 million has been impaired.

                                 * * * * * *

		The financial information furnished is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Cost of Sales

Net sales for the first quarter were $459 million, a decrease of 11% compared with the record sales of $517 million in the first quarter of 1998. First quarter shipments were 524,000 tons, down 6% compared with 557,000 tons for the same period in 1998. The decreases were due primarily to a high level of imports and decreased selling prices.

Net income for the first quarter of 1999 was $14 million, a decrease of 64% compared with $39 million for the same period in 1998. The net earnings decrease is primarily due to: decreased selling prices and less favorable product mix along with lower capacity utilization at Inter Lake Papers.

The machines that produce groundwood-free coated papers at Wisconsin Rapids
Division and Inter Lake Papers operated at 89% of available capacity, compared with 100% during the first quarter 1998. The Converting Division, which converts heavier-weight groundwood-free coated rolls into sheets, operated at 98% of available capacity, compared with 100% in the same period in 1998. The facilities that produce lightweight coated groundwood papers at Inter Lake
Papers and the Biron, Wisconsin River and Niagara divisions operated at 95% of available capacity, compared with 100% during the first quarter 1998. The company's smallest groundwood coated paper machine, No. 61, was idle during the first quarter of 1999. On April 23, 1999, the company retired the No. 41 machine at its Niagara Division. The production generated from the operations of this machine will be moved to other available capacity. The company is currently evaluating alternative uses of the machine.

During the first quarter of 1999, the coated specialty papers division at Stevens Point operated at 79% of capacity, as it did during the same period in 1998. The company's supercalendered paper machine at its Lake Superior Paper
Industries facility operated at 100% of available capacity in both the first quarters 1999 and 1998. Due to weak recycled fiber market conditions, shipments of recycled fiber made from postconsumer office scrap paper declined, with operations at 81% of available capacity during the period, compared with 86% during the first quarter of 1998. Shipments of corrugated products declined, while paperboard products increased slightly compared with the first quarter of l998.

Gross profit margin as a percent of net sales decreased in the first quarter
1999 to 13.3% from 20.1% in the first quarter 1998. Decreased selling prices and less favorable product mix, along with lower capacity utilization at Inter
Lake Papers resulted in the decreased gross profit margin.  The first quarter
1999 was also negatively impacted by one-time expenses of $8 million (pretax) related to the major rebuild of the company's No. 25 paper machine production line at its Biron division. The first quarter 1998 was negatively affected by $8 million (pretax) related to lost sales and delays recovering normal productivity for the 1998 rebuild of the company's supercalender paper machine at Lake Superior Paper Industries.

Selling, general and administrative expenses increased $2 million when compared with last year's first quarter. Other income (expense) improved $3 million in first quarter 1999 as compared with first quarter 1998, primarily due to lower interest rates.

The effective tax rate was 40.0% in both 1999 and 1998.

Liquidity and Capital Resources

On March 31, 1999, the ratio of current assets to current liabilities was 1.7:1, compared with 1.7:1 at December 31, 1998. During the first quarter, working capital change was insignificant. Cash and cash equivalents increased by $4 million and receivables increased by $15 million due to higher March
1999 sales as compared to December, 1998. Days sales outstanding has not changed materially. Inventories increased by $4 million. Prepaid expenses decreased by $7 million, primarily due to lower prepaid tax as of March 31, 1999. Accounts payable and other current liabilities increased by $14 million, due primarily to an increase in interest payable and wages payable offset slightly by a decrease in leases payable at March 31, 1999, compared with December 31, 1998.

The company's debt decreased $2 million during the quarter. The resulting balance sheet long-term funded debt to capital ratio was 44% on March 31, 1999, December 31, 1998, and March 31, 1998.

Capital expenditures totaled $56 million compared with $201 million during the same period in 1998. The major first quarter 1999 expenditures included
$24 million of a $86 million project for the paper machine rebuild at Biron
Division. The first quarter 1998 capital expenditures included $149 million for the buyout of the operating lease at Lake Superior Paper Industries. The company expects to spend a total of $200 million during 1999 for capital additions, including $46 million for projects at Inter Lake Papers.

Year 2000 Compliance

General. The company's Year 2000 efforts are continuing, with completion of the final stages of its internal compliance project scheduled for August 1999.
The company has defined two major areas for its internal efforts: business applications and process applications (all other hardware and software systems). The company has defined a nine-step process toward Year 2000 compliance: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identify where failures may occur, determine solutions and plans to repair or replace); (5) resolution (repair, retire or replace noncompliant systems, create bridges to other systems and perform unit testing); (6) test planning; (7) test execution; (8) deployment of compliant systems; and (9) fallout (remove bridges and patches, recertify standards). In both business and process applications, planning and awareness, inventory, triage, and detailed assessment are substantially complete. Work continues in the remaining areas.
The company's overall Year 2000 project was 84% complete at the end of the first quarter of 1999.

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

Costs. The total cost associated with the hardware and software modifications required by the Year 2000 problem is not expected to be material to the company's financial position. Cost estimates are being refined as technical assessment, remediation and testing continue and as vendors provide compliance status information. The company presently estimates that it will spend approximately $27 million on its overall Year 2000 project. This includes $20 million for remediation and replacement of noncompliant systems, $1 million for outside consultant costs, and $6 million for internal labor costs. The amount expected to be spent on remediation and replacement includes previously budgeted items totaling $8 million, where these expenditures have been accelerated to meet Year 2000 requirements. As of March 31, 1999, approximately $8 million in program costs, including $3.5 million of internal labor costs, have been funded from operating cash flows and expensed as incurred. Capital costs for newly installed systems of approximately $5 million had been incurred or appropriated at the end of the first quarter of 1999.

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

Notation

Certain statements in Management's Discussion and Analysis in this report may constitute forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. A discussion of these risks and uncertainties may be found in the company's 1998 Annual
Report and its Form 10-K Report for the year ended December 31, 1998, under the heading "Management's Discussion and Analysis - Forward-looking
Statements."


                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on April 26, 1999. At the meeting, the shareholders elected 13 directors to hold office until the next annual meeting of shareholders. Total shares represented in person or by proxy were 80,888,966, which was 89.40 percent of the 90,480,444 shares outstanding. The shares represented at the meeting were voted as follows:

Election of directors.

                                               Shares Voted

                         For
                           R.B. Barker           80,582,751
                           W.N. Caldwell         80,565,797
                           J.D. Ericson          80,583,284
                           G.M. Evans            80,580,208
                           J.J. King             80,583,536
                           B.S. Kubale           80,578,494
                           D.R. Mead, Jr.        80,556,168
                           G.W. Mead             80,584,837
                           G.D. Mead             80,585,542
                           L.R. Nash             79,976,780
                           G.N. Rupp             80,585,767
                           C.M. Sargent          80,581,538
                           J.S. Shiely           80,574,882

                         Withheld authority
                           for all directors        303,199

                         Withheld authority
                           on some directors        608,987

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)    Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended
     March 31, 1999.

Items 1, 2, 3 and 5 are not applicable and have been omitted.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date       May 12, 1999

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date       May 12, 1999

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
