Form 10-Q
period 1999-06-30
CONSOLIDATED PAPERS INC
filed 1999-08-16
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999

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

            Common stock par value $1.00 outstanding July 31, 1999

                               90,713,441 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)

                                                        As of
                                       June 30        June 30      December 31
                                         1999           1998          1998
                                     (Unaudited)    (Unaudited)
                                     ASSETS
Current Assets
  Cash and cash equivalents          $     3,254    $    12,008    $     3,230
  Receivables (net of reserves of
    $6,750 as of June 30, 1999,
    $6,649 as of June 30, 1998,
    and $6,504 as of December 31,
    1998)                                145,751        156,265        147,307
  Inventories
    Finished stock                        83,347         85,712         78,928
    Unfinished stock                       7,454         13,221         10,449
    Raw materials and supplies            98,501        118,201         99,743
      Total inventories                  189,302        217,134        189,120
  Prepaid expenses                        35,280         38,698         48,550
    Total current assets                 373,587        424,105        388,207
Investments and other assets              60,323         59,184         59,319
Restricted cash related to leases        428,086        434,567        438,429
Goodwill                                 135,695        143,550        140,211

Plant and Equipment
Buildings, machinery and equipment     3,517,787      3,335,733      3,524,361
  Less:  Accumulated depreciation      1,110,726        969,774      1,048,409
                                       2,407,061      2,365,959      2,475,952
Land and timberlands                      41,321         40,227         40,831
Capital additions in process             135,300        183,128         84,537
  Total plant and equipment            2,583,682      2,589,314      2,601,320
                                     $ 3,581,373    $ 3,650,720    $ 3,627,486

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable                   $    92,564    $   100,117    $    88,651
  Other                                  144,678        136,883        134,310
    Total current liabilities            237,242        237,000        222,961
Long-term debt                           993,000      1,085,394      1,054,564
Capital lease obligations                453,714        463,468        465,613
Deferred income taxes                    358,821        318,041        349,573
Postretirement benefits                  157,272        159,667        148,508
Other noncurrent liabilities              33,857         30,562         31,416

Shareholders' Investment
  Preferred stock, authorized and
    unissued 15,000,000 shares              -              -              -
  Common stock, shares issued
    90,988,094 as of June 30,
    1999, 90,567,654 as of
    June 30,1998, and 90,713,876
    as of December 31, 1998               90,988         90,568         90,714
  Capital in excess of par value          67,030         56,970         61,657
  Accumulated other comprehensive
    income                                (2,797)        (2,574)        (2,705)
  Treasury stock, at cost, 304,025
    shares as of June 30, 1999,
    265,702 shares as of June 30,
    1998, and 409,426 shares as of
    December 31, 1998                     (7,093)        (7,046)        (9,906)
  Reinvested earnings                  1,199,339      1,218,670      1,215,091
    Total shareholders' investment     1,347,467      1,356,588      1,354,851
                                     $ 3,581,373    $ 3,650,720    $ 3,627,486


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                               Three months ended          Six months ended
                            June 30          March 31          June 30
                        1999        1998        1999        1999       1998
Net sales          $   435,119  $ 508,437  $   459,233 $   894,352 $ 1,025,446
Cost of goods
   sold                378,780    414,392      398,056     776,836     827,274
  Gross profit          56,339     94,045       61,177     117,516     198,172
Selling, general
  and administra-
  tive expenses         26,487     25,625       25,155      51,642      48,732
  Income from
    operations          29,852     68,420       36,022      65,874     149,440
Interest expense       (20,022)   (24,286)     (21,051)    (41,073)    (48,330)
Interest income          5,423      7,646        6,045      11,468      15,279
Miscellaneous, net       1,547      1,058        2,268       3,815       1,521
  Total other
    income
    (expense), net     (13,052)   (15,582)     (12,738)    (25,790)    (31,530)
Income before
  provision for
  income taxes          16,800     52,838       23,284      40,084     117,910
Provision for
  income taxes           6,720     21,135        9,314      16,034      47,164
Net income before
  extraordinary
  item                  10,080     31,703       13,970      24,050      70,746
Loss on debt
  extinguishment          -        (4,603)        -           -         (4,603)
Net income         $    10,080  $  27,100  $    13,970  $   24,050 $    66,143
Net income per share
  before extra-
  ordinary item
  -basic           $      0.12  $    0.36  $      0.15  $     0.27 $      0.79
Net income per share
  before extra-
  ordinary item
  -diluted         $      0.12  $    0.36  $      0.15  $     0.27 $      0.79
Net income per share
  -basic           $      0.12  $    0.30  $      0.15  $     0.27 $      0.73
Net income per share
  -diluted         $      0.12  $    0.30  $      0.15  $     0.27 $      0.73
Average number of
  common shares
  outstanding       90,648,913 90,248,024   90,422,797  90,536,479  90,044,336


                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                              Three months ended          Six months ended
                           June 30          March 31           June 30
                      1999        1998        1999        1999        1998
Balance beginning
  of period        $ 1,209,164 $ 1,211,417 $ 1,215,091 $ 1,215,091 $ 1,191,237
Add:  Net income        10,080      27,100      13,970      24,050      66,143
Deduct:  Cash
  dividends            (19,905)    (19,847)    (19,897)    (39,802)    (38,710)
Balance end of
  period           $ 1,199,339 $ 1,218,670 $ 1,209,164 $ 1,199,339 $ 1,218,670



                    CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS - UNAUDITED)


                                               Six months ended
                                                   June 30
                                               1999        1998
Cash Flows from Operating Activities
  Net income                                 $  24,050   $  66,143
  Depreciation and depletion                    95,010      89,571
  Amortization of goodwill and intangibles       4,731       5,046
  Debt premium amortization                    (   992)   (  6,963)
  Deferred income taxes                          9,248      11,100
  Earnings of affiliates                       ( 1,881)   (  2,476)
  (Increase) decrease in current assets,
     other than cash and cash equivalents        6,395    ( 19,671)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt                13,272      24,705
  Increase (decrease) in postretirement
    benefits                                     8,764       7,197
  Increase (decrease) in other noncurrent
    liabilities                                  2,441      (2,589)
Net cash provided by operating activities      161,038     172,063

Cash Flows from Investing Activities
  Capital expenditures                         (93,066)   (252,687)
  Proceeds from sale of assets                  25,483        -
  Other                                        ( 1,517)      3,452
Net cash (used in) investing activities        (69,100)   (249,235)

Cash Flows from Financing Activities
  Cash dividends                               (39,802)   ( 38,710)
  Proceeds from long-term debt                    -        160,000
  Repayment of long-term debt                  (20,572)   (143,831)
  Net borrowings under lines of credit
    and revolvers                              (40,000)     87,100
  Other                                          8,460      11,452
Net cash provided by (used in)
  financing activities                         (91,914)     76,011

Net increase (decrease) in cash and cash
  equivalents                                       24    (  1,161)
Cash and cash equivalents - beginning of
  period                                         3,230      13,169
Cash and cash equivalents - end of period    $   3,254   $  12,008

Cash paid during the period for:
  Interest                                   $  38,566   $  39,559
  Income taxes                                   3,210      36,354


NOTES TO FINANCIAL STATEMENTS

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

3.	In the second quarter 1998, the company recognized a $4.6 million, after tax, or 6 cents per share - basic, 6 cents per share - diluted, extraordinary loss.  The extraordinary loss was the result of the early redemption of the company's $143.8 million, face value, term loan assumed as part of the operating lease buyout on production equipment at Lake Superior
Paper Industries (see Note 2).  The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the write off of the remaining debt premium and net of income tax benefits of $3.1 million. The redemption of the 12.08% debt was financed with proceeds from senior secured notes with interest rates between 6.93% and 7.30%.

4.	During the second quarter 1999, the company retired a paper machine production line at its Niagara Division.  The machine was retired as a result of market conditions and production inefficiencies compared with other production lines.  The sales and resulting operating profit generated from the previous operations of these assets have been moved to other available capacity, and the company is continuing to investigate alternative uses of the machine.  Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets To Be Disposed Of," requires that an impairment loss be recorded if the expected future cash flows of an asset are less than the carrying amount.  Because estimated future cash flows are currently unknown, the company has not yet determined if the book value of approximately $3 million has been impaired.

5.	On May 28, 1999, the company sold the assets of Castle Rock Container
Company, a division of Consolidated Papers, Inc. and manufacturer of corrugated products, to St. Laurent Packaging Corp. The sale proceeds approximated net book value.

6.	Summarized financial information concerning the company's reportable segments is shown in the following table:


                            Printing            Corporate
(Dollars in thousands)       Papers     Other     Items      Total
Three months ended
  June 30, 1999
  Revenues                   378,402   67,807   (11,090)    435,119
  Segment profit (loss)       50,355    5,984   (39,539)     16,800

Three months ended
  June 30, 1998
  Revenues                   445,875   73,779   (11,217)    508,437
  Segment profit (loss)       87,134    6,911   (41,207)     52,838

Six months ended
  June 30, 1999
  Revenues                   777,493  138,485   (21,626)    894,352
  Segment profit (loss)      103,010   14,506   (77,432)     40,084

Six months ended
  June 30, 1998
  Revenues                   900,939  145,455   (20,948)  1,025,446
  Segment profit (loss)      185,039   13,133   (80,262)    117,910


                                      * * * * *

The financial information is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and Cost of Sales

Net sales for the second quarter were $435 million, a decrease of $73 million or 14% compared to one year ago. The first six months' net sales of $894 million represented a $131 million or 13% decrease compared with the same period in 1998. Second quarter shipments were 505,000 tons, down 8%, and first six months' shipments were 1,029,000 tons, down 7%, when compared with similar periods in 1998.

Net income for the second quarter 1999 was $10 million, or 12 cents per share, a decrease of 68% compared with $32 million, or 36 cents per share before an extraordinary charge of $5 million after taxes, in 1998. The decreases in sales, shipments and net income were due primarily to low selling prices and reduced operating rates caused by global overcapacity and a continued high level of imports.

The machines that produce groundwood-free coated printing papers at Wisconsin
Rapids Division and Inter Lake Papers operated at 82% of available capacity for the second quarter and 86% of available capacity for the first six months of 1999, compared with 85% for the second quarter and 93% for the first six months of 1998. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, operated at 95% of available capacity in the second quarter of 1999 and at 96% of available capacity for the first six months of 1999, compared with 91% for the second quarter and 96% for the first six months in 1998.

The facilities that produce lightweight coated groundwood papers at Inter Lake
Papers and the Biron, Wisconsin River and Niagara divisions operated at 84% of available capacity for the second quarter and 89% of available capacity for the first six months of 1999, compared with 98% for the second quarter and 99% for the first six months of 1998. The company's smallest coated groundwood paper machine, No. 61 at the Wisconsin River Division, was idle during all of 1999. On April 23, 1999, the company retired the No. 41 machine at its Niagara division. The company is currently evaluating alternative uses of this machine. Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of available capacity in the second quarter and the first six months of 1999 and 1998.

The coated specialty paper division at Stevens Point operated at 74% of available capacity in the second quarter and 76% of available capacity for the first six months 1999, compared with 91% in the second quarter and 85% in the first six months of 1998.

Shipments of recycled fiber made from postconsumer office wastepaper increased slightly in the second quarter compared with the second quarter, 1998 but decreased for the first six months of 1999 as compared to the same period one year ago. Operations at this facility were 83% of available capacity during the second quarter of 1999 and 82% of available capacity for the first six months of 1999, compared with 91% during the second quarter of 1998 and 88% for the first six months of 1998. Shipments of paperboard products increased for the second quarter and for the first six months as compared to 1998.
Shipments of corrugated products declined 25% compared to the first six months of 1998 due to the May 28, 1999 sale of this facility to St. Laurent Packaging
Corp.

Gross profit margins as a percent of net sales decreased to 12.9% and 13.1% for the second quarter and first six months of 1999, compared with 18.5% and 19.3% for similar periods in 1998. The decrease in gross profit margins was due primarily to lower selling prices and reduced operating rates.

Selling, general and administrative expenses as a percent of net sales were 6.1% and 5.8% for the second quarter and first six months of 1999, respectively, compared with 5.0% and 4.8% for similar periods in 1998.

Other income (expense) improved $3 million in the second quarter 1999 compared to 1998 and improved $6 million for the first six months 1999 as compared with similar periods in 1998. This improvement was due mainly to lower interest rates and decreased debt.

The effective tax rate was 40.0% in both 1999 and 1998.

Liquidity and Capital Resources

On June 30, 1999, the ratio of current assets to current liabilities was 1.6:1, compared with 1.8:1 at June 30, 1998. During the second quarter, working capital decreased by $30 million. Cash and cash equivalents decreased by $4 million and receivables decreased by $16 million due to lower sales.
Inventories decreased $4 million. Prepaid expenses decreased $6 million due mainly to a decrease in the current portion of restricted deposits to fund the company's capital lease obligations. Accounts payable and other current liabilities remained constant compared to March 31, 1999.

The company's long-term debt decreased $59 million during the second quarter and $62 million during the first six months 1999. The first half year decrease is due in part to the use of proceeds from the sale of the company's corrugated container facility to pay down debt. The resulting long-term funded debt to capital ratio on June 30, 1999, was 42%, compared with 44% on both December 31, 1998 and June 30, 1998.

Capital expenditures in the second quarter 1999 totaled $37 million compared with $52 million during the same period in 1998. The major second quarter
1999 expenditures included $8 million for the paper machine rebuild at Biron
Division, $1 million for cutter and sheeter modifications at Converting
Division and $1 million for a winder rebuild at Lake Superior Paper
Industries. The company expects to spend a total of $185 million during 1999 for capital additions.

Year 2000 Compliance

General. The company's overall Year 2000 project was 97% complete at the end of the second quarter of 1999. Completion of the final stages of the company's internal compliance project is scheduled for August 1999. The company has defined two major areas for its internal efforts: business applications and process applications (all other hardware and software systems). The company has defined a nine-step process toward Year 2000 compliance: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identify where failures may occur, determine solutions and plans to repair or replace); (5) resolution (repair, retire or replace noncompliant systems, create bridges to other systems and perform unit testing); (6) test planning; (7) test execution; (8) deployment of compliant systems; and (9) fallout (remove bridges and patches, recertify standards). In both business and process applications, planning and awareness, inventory, triage, and detailed assessment are complete. Resolution, test planning and test execution are substantially complete. The company believes that its internal compliance efforts will prevent any material disruption of the company's business and process applications caused by the Year 2000 problem.

In addition to its internal efforts, the company's Year 2000 team is also focusing on external factors that may affect the company, including the compliancy status of suppliers and customers. The external effort includes the development of contingency plans to address identified risks.

Business Applications. This area includes in-house developed applications, purchased software systems and all hardware required for business application.
Assessment in this area is complete, and the Year 2000 team is now executing remediation and test plans for noncompliant purchased software and hardware devices. Business applications are on schedule for completion of system testing and deployment in August 1999.

Process Applications. This area includes the company's manufacturing operations, where many items such as machine drives, scanners and process control devices include date-dependent features. Assessment of these devices has generally been completed. Remediation and testing of process applications, which must be coordinated with scheduled mill downtime, are planned for completion in August 1999.

Costs. The total cost associated with the hardware and software modifications required by the Year 2000 problem is not expected to be material to the company's financial position. Cost estimates are being refined as technical assessment, remediation and testing continue and as vendors provide compliance status information. The company presently estimates that it will spend approximately $23 million on its overall Year 2000 project. This includes $16 million for remediation and replacement of noncompliant systems, $1 million for outside consultant costs, and $6 million for internal labor costs. The amount expected to be spent on remediation and replacement includes previously budgeted items totaling $10 million, where these expenditures have been accelerated to meet Year 2000 requirements. As of June 30, 1999, approximately $13 million in program costs, including $4 million of internal labor costs, have been funded from operating cash flows and expensed as incurred.

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

Contingency Plans. All divisions and key departments are participating in contingency planning. This requires identification of potential risks, such as shutdown of key customers or suppliers, breakdowns in transportation systems, or failures of the electrical grid or the company's wide area network. Contingency plans are being developed to address these problems where possible. These plans will involve identification of alternative supply sources and may consider increased inventories of raw materials and finished product. Identification of alternative supply sources may prove difficult in some areas, particularly with respect to existing assets that require repair, upgrade or replacement parts from the original vendor.

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

Employee Matters

The company is negotiating with five unions representing employees at the company's central Wisconsin locations (Wisconsin Rapids, Whiting, Stevens
Point and Biron). Five-year contracts with these unions expired April 30, 1999. However, the company has a history of bargaining beyond contract expiration dates without a work stoppage. Current negotiations have been businesslike. Key issues in the negotiations include health care and pension benefits.

Legal Proceedings

The United States Environmental Protection Agency has increasingly focused its enforcement efforts on conducting nationwide audits of the paper industry's compliance with New Source Review/Prevention of Significant Deterioration
("PSD") rules under the Clean Air Act. In April, 1999, the company's kraft mill received a request for information under Section 114(a) of the Clean Air
Act. The request from the EPA spans a 23-year period and focuses on whether the mill obtained proper permits under PSD rules governing expansion and other capital projects during the period. The company is currently complying with the request and has provided voluminous information to the EPA.

On June 11, 1999, the Wisconsin Department of Natural Resources issued a
Notice of Violation applicable to the pressurized groundwood facility at the company's Niagara Division. The NOV alleges that Niagara constructed and operated the groundwood facility without first obtaining required construction and operating permits. The alleged violations took place prior to the company's acquisition of the Niagara operation and, if necessary, indemnification may be available under the company's agreement with the prior owner. The company and the DNR are discussing the steps necessary to resolve this matter.

Forward-looking Statements

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


PART II.  OTHER INFORMATION


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     4.a.  First Amendment to Credit Agreement among the Registrant and
           Wachovia Bank, N.A. as Agent.

     27.  Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the quarter ended
     June 30, 1999.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 13, 1999

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date     August 13, 1999

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary

EXHIBIT 4.a. TO FORM 10-Q
FOR CONSOLIDATED PAPERS, INC.
FOR THE QUARTER ENDED
JUNE 30, 1999


                      FIRST AMENDMENT TO CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is made as of the
12th day of August, 1999, among CONSOLIDATED PAPERS, INC., a Wisconsin corporation (the "Borrower"), WACHOVIA BANK, N.A. as Agent (the "Agent") under the Credit Agreement (as herein defined) and the BANKS party to the Credit
Agreement identified below (the "Banks").

                                   Background:

	The Borrower, the Agent, the Co-Agents identified therein and the Banks have entered into a certain Credit Agreement dated as of September 26, 1997
(the "Credit Agreement").

	The Borrower, the Agent and the Banks wish to amend the Credit Agreement in certain respects, as hereinafter provided.

	NOW, THEREFORE, the parties hereto agree as follows:

	SECTION 1. Definitions. Capitalized terms used herein which are not otherwise defined herein shall have the respective meanings assigned to them in the Credit Agreement.

	SECTION 2. Amendments. The Credit Agreement is hereby amended as follows:

	SECTION 2.1.  Amendment to Section 1.01.  Section 1.01 of the Credit
Agreement is hereby amended by:

	(a) adding thereto the following new definitions which shall read in their entirety as follows:

	"Effective Date" means August 12, 1999.

	"364 Day Commitments" means the commitments of the lenders, as in effect from time to time, under the 364 Day Credit Agreement to make 364 Day Loans to the Borrower, which 364 Day Commitments under the terms of the 364 Day Credit
Agreement shall be stated to expire (subject to extension for additional periods of up to 364 days as provided in the 364 Day Credit Agreement) no more than 364 days from the date such 364 Day Commitments become effective, and "364 Day Commitment" means any one of such 364 Day Commitments.

	"364 Day Credit Agreement" means a credit agreement entered into by the Borrower with one or more lenders providing for 364 Day Commitments in an aggregate amount of up to $300,000,000, together with any amendments thereto, and supplements, restatements and replacements thereof, acceptable to the Agent and the Banks.

	"364 Day Loan" means any loan made to the Borrower under the 364 Day
Credit Agreement and "364 Day Loans" means all of such loans.

	(b)  amending and restating clause (c) of the definition of "Permitted
Encumbrances" in its entirety to read as follows:

	  (c) mechanics', workmen's, materialmen's, landlords', carriers' or other similar Liens arising in the ordinary course of business with respect to obligations which are not due or, if overdue, either (i) are being contested in good faith by appropriate proceedings and for which reserves have been established that in the Borrower's reasonable opinion are adequate or (ii) the aggregate amount of liabilities (including interest and penalties, if any) of the Borrower and its Subsidiaries secured by such Liens (other than those covered by clause (i) of this paragraph) does not at any time exceed
$10,000,000 and no such Lien (other than those covered by clause (i) of this paragraph) could reasonably be expected to have a Material Adverse Effect;

	SECTION 2.2.  Amendment to Section 2.06.  Section 2.06(a) of the Credit
Agreement is hereby amended and restated in its entirety to read as follows:

	     SECTION 2.06. Interest Rates. (a) "Applicable Margin" shall be determined quarterly based upon the ratio of Consolidated Debt to Consolidated
Total Capitalization (calculated as of the last day of each Fiscal Quarter), as follows:

Ratio of Consolidated
Debt to Consolidated                         Facility A         Facility B
Total Capitalization     Base Rate Loans  Euro-Dollar Loans  Euro-Dollar Loans
Greater than or equal
  to .55 to 1.00                 0%              .675%              .725%

Greater than or equal
  to .45 to 1.00 but
  less than .55 to 1.00          0%              .575%              .625%

Greater than or equal
  to .35 to 1.00 but
  less than .45 to 1.00          0%              .475%              .525%

Greater than or equal
  to .25 to 1.00 but
  less than .35 to 1.00          0%              .375%              .400%

Less than .25 to 1.00            0%              .275%              .300%


The Applicable Margin shall be determined effective as of the date which is 60 days after the last day of the Fiscal Quarter as of the end of which the foregoing ratio is being determined (the "Rate Determination Date"), based on the quarterly financial statements for such Fiscal Quarter, and the Applicable
Margin so determined shall remain effective from such Rate Determination Date until the next succeeding Rate Determination Date; provided that (i) for the period from and including the Effective Date to but excluding the Rate
Determination Date next following September 30, 1999, the Applicable Margin shall (subject to adjustment pursuant to the next succeeding sentence) be
(A) 0% for Base Rate Loans, (B) .475% for Facility A Loans that are Euro-
Dollar Loans, and (C) .525% for Facility B Loans that are Euro-Dollar Loans,
(ii) in the case of any Applicable Margin determined for the fourth and final
Fiscal Quarter of a Fiscal Year, the Rate Determination Date shall be the date which is 105 days after the last day of such final Fiscal Quarter and such Applicable Margin shall be determined based upon the annual audited financial statements for the Fiscal Year ended on the last day of such final Fiscal
Quarter, and (iii) if on any Rate Determination Date the Borrower shall have failed to deliver to the Banks the financial statements required to be delivered pursuant to Section 5.04(a) with respect to the Fiscal Quarter most recently ended prior to such Rate Determination Date, then for the period beginning on such Rate Determination Date and ending on the earlier of (A) the date on which the Borrower shall deliver to the Banks the financial statements to be delivered pursuant to Section 5.04(a) with respect to such Fiscal
Quarter or any subsequent Fiscal Quarter, or (B) the date on which the Borrower shall deliver to the Banks annual financial statements required to be delivered pursuant to Section 5.04(b) with respect to the Fiscal Year which includes such Fiscal Quarter or any subsequent Fiscal Year, the Applicable
Margin shall be determined as if the ratio of Consolidated Debt to Consolidated Total Capitalization were more than .55 to 1.00 at all times during such period. Notwithstanding the foregoing, (a) if (i) prior to the date on which the Facility B Commitments are terminated in their entirety and the Facility B Loans are repaid in full, on any day of any Interest Period applicable to any Syndicated Loan, the aggregate amount of Loans outstanding on such day (after giving effect to any Loans being borrowed on such day) is greater than one-third but less than or equal to two-thirds of the aggregate amount of the Commitments on such day, or (ii) on or after the date on which the Facility B Commitments are terminated in their entirety and the Facility B
Loans are repaid in full, on any day of any Interest Period applicable to any Facility A Syndicated Loan, the sum of the aggregate amount of Facility A
Loans outstanding on such day (after giving effect to any Facility A Loans being borrowed on such day) plus the aggregate amount of 364 Day Loans outstanding on such day (after giving effect to any 364 Day Loans being borrowed on such day) is greater than one-third but less than or equal to two-thirds of the sum of the aggregate amount of the Facility A Commitments on such day plus the aggregate amount of the 364 Day Commitments on such day, then the Applicable Margin for such Syndicated Loan for such day determined according to the table set forth above (in the case of either clause (i) or clause (ii) of clause (a) of this sentence) shall be increased by .125%, and
(b) if (i) prior to the date on which the Facility B Commitments are terminated in their entirety and the Facility B Loans are repaid in full, on any day of any Interest Period applicable to any Syndicated Loan, the aggregate amount of Loans outstanding on such day (after giving effect to any Loans being borrowed on such day) is greater than two-thirds of the aggregate amount of the Commitments on such day, or (ii) on or after the date on which the Facility B Commitments are terminated in their entirety and the Facility B
Loans are repaid in full, on any day of any Interest Period applicable to any Facility A Syndicated Loan, the sum of the aggregate amount of Facility A
Loans outstanding on such day (after giving effect to any Facility A Loans being borrowed on such day) plus the aggregate amount of 364 Day Loans outstanding on such day (after giving effect to any 364 Day Loans being borrowed on such day) is greater than two-thirds of the sum of the aggregate amount of the Facility A Commitments on such day plus the aggregate amount of the 364 Day Commitments on such day, then the Applicable Margin for such Syndicated Loan for such day determined according to the table set forth above
(in the case of either clause (i) or clause (ii) of clause (b) of this sentence) shall be increased by .250%. Any change in the Applicable Margin on any Rate Determination Date shall result in a corresponding change, effective on and as of such Rate Determination Date, in the interest rate applicable to each Syndicated Loan outstanding on such Rate Determination Date, provided that (x) for Euro-Dollar Loans, changes in the Applicable Margin (other than changes pursuant to the immediately preceding sentence) shall only be effective for Interest Periods commencing on or after such Rate Determination
Date, and (y) no Applicable Margin shall be decreased pursuant to this Section if a Default is in existence on such Rate Determination Date, but shall be automatically decreased upon any cure or waiver (given in accordance with Section 9.05(a)) of such Default.

	SECTION 2.3.  Amendment to Section 2.07.  Section 2.07(a) of the Credit
Agreement is hereby amended and restated in its entirety to read as follows:

	     SECTION 2.07. Fees. (a) The Borrower shall pay to the Agent for the ratable account of each Bank a facility fee equal to the sum of (i) an amount equal to the product of: (A) the aggregate of the daily average amounts of such Bank's Facility A Commitment, times (B) a per annum percentage equal to the Applicable Facility Fee Rate, plus (ii) an amount equal to the product of: (A) the aggregate of the daily average amounts of such Bank's
Facility B Commitment, times (B) a per annum percentage equal to the Applicable Facility Fee Rate. Such facility fee shall accrue from and including the Closing Date to and including the Facility A Termination Date
(in the case of the Facility A Commitments) and the Facility B Termination
Date (in the case of the Facility B Commitments). Facility fees shall be payable quarterly in arrears on the first Facility Fee Payment Date following each Facility Fee Determination Date and on the Facility A Termination Date
(in the case of the Facility A Commitments) and the Facility B Termination
Date (in the case of the Facility B Commitments); provided that should the Facility A Commitments be terminated at any time prior to the Facility A
Termination Date for any reason or the Facility B Commitments be terminated at any time prior to the Facility B Termination Date for any reason, the entire accrued and unpaid facility fee shall be paid on the date of such termination.
The "Applicable Facility Fee Rate" shall be determined quarterly based upon the ratio of Consolidated Debt to Consolidated Total Capitalization
(calculated as of the last day of each Fiscal Quarter) as follows:

 Ratio of Consolidated         Applicable Facility       Applicable Facility
 Debt to Consolidated              Fee Rate for             Fee Rate for
 Total Capitalization        Facility A Commitments     Facility B Commitments
Greater than or equal
  to .55 to 1.00                      .200%                      .150%

Greater than or equal
  to .45 to 1.00 but
  less than .55 to 1.00               .175%                      .125%

Greater than or equal
  to .35 to 1.00 but
  less than .45 to 1.00               .150%                      .100%

Greater than or equal
  to .25 to 1.00 but
  less than .35 to 1.00               .125%                      .100%

Less than .25 to 1.00                 .100%                      .075%

The Applicable Facility Fee Rate shall be determined effective as of the date which is 60 days after the last day of the Fiscal Quarter as of the end of which the foregoing ratio is being determined (the "Facility Fee Determination
Date"), based on the quarterly financial statements for such Fiscal Quarter, and the Applicable Facility Fee Rate so determined shall remain effective from such Facility Fee Determination Date until the next succeeding Facility Fee
Determination Date; provided that (i) for the period from and including the Effective Date to but excluding the Facility Fee Determination Date next following September 30, 1999, the Applicable Facility Fee Rate for Facility A
Commitments shall be .150% and the Applicable Facility Fee Rate for Facility B
Commitments shall be .100%; (ii) in the case of any Applicable Facility Fee
Rate determined for the fourth and final Fiscal Quarter of a Fiscal Year, the Facility Fee Determination Date shall be the date which is 105 days after the last day of such final Fiscal Quarter and such Applicable Facility Fee Rate shall be determined based upon the annual audited financial statements for the Fiscal Year ended on the last day of such final Fiscal Quarter, and (iii) if on any Facility Fee Determination Date the Borrower shall have failed to deliver to the Banks the financial statements required to be delivered pursuant to Section 5.04(a) with respect to the Fiscal Quarter most recently ended prior to such Facility Fee Determination Date, then for the period beginning on such Facility Fee Determination Date and ending on the earlier of
(A) the date on which the Borrower shall deliver to the Banks the financial statements to be delivered pursuant to Section 5.04(a) with respect to such Fiscal Quarter or any subsequent Fiscal Quarter, and (B) the date on which the Borrower shall deliver to the Banks annual financial statements required to be delivered pursuant to Section 5.04(b) with respect to the Fiscal Year which includes such Fiscal Quarter or any subsequent Fiscal Year, the Applicable
Facility Fee Rate shall be determined as if the ratio of Consolidated Debt to Consolidated Total Capitalization were more than .55 to 1.00 at all times during such period. No applicable Facility Fee Rate shall be decreased pursuant to this Section 2.07 if a Default is in existence on such Facility
Fee Determination Date, but shall be automatically decreased upon any cure or waiver (given in accordance with Section 9.05(a)) of such Default.

	SECTION 2.4.  Amendment to Section 5.09.  Section 5.09 of the Credit
Agreement is hereby amended and restated in its entirety to read as follows:

	     SECTION 5.09.   Fixed Charges Coverage.  At the end of each Fiscal
Quarter, commencing with the Fiscal Quarter ending September 30, 1997, the ratio of Income Available for Fixed Charges for the immediately preceding 4
Fiscal Quarters then ended to Consolidated Fixed Charges for the immediately preceding 4 Fiscal Quarters then ended, shall not be less than the ratio set forth below opposite the applicable Fiscal Quarter:

          Fiscal Quarter Ending                  Applicable Ratio
      On or before June 29, 1999                   2.50 to 1.00

      On or after June 30, 1999 and
      on or before September 29, 2000              1.80 to 1.00

      On or after September 30, 2000 and
      on or before March 30, 2001                  2.00 to 1.00

      On or after March 31, 2001                   2.50 to 1.00


	SECTION 3. No Other Amendment. Except for the amendments set forth above, the text of the Credit Agreement shall remain unchanged and in full force and effect. This Amendment is not intended to effect, nor shall it be construed as, a novation. The Credit Agreement and this Amendment shall be construed together as a single instrument and any reference to the "Agreement" or any other defined term for the Credit Agreement in the Credit Agreement, the Notes or any certificate, instrument or other document delivered pursuant thereto shall mean the Credit Agreement as amended hereby and as it may be amended, supplemented or otherwise modified hereafter.

	SECTION 4. Representations and Warranties. The Borrower hereby represents and warrants in favor of the Agent and the Banks as follows:

	(a) No Default or Event of Default under the Credit Agreement has occurred and is continuing on the date hereof;

	(b) The Borrower has the corporate power and authority to enter into this Amendment and to do all acts and things as are required or contemplated hereunder to be done, observed and performed by it;

	(c) This Amendment has been duly authorized, validly executed and delivered by one or more authorized officers of the Borrower and each of this Amendment and the Credit Agreement, as amended hereby constitutes the legal, valid and binding obligation of the Borrower enforceable against it in accordance with its terms; provided, that the enforceability of each of this Amendment and the Credit Agreement as amended hereby is subject to general principles of equity and to bankruptcy, insolvency and similar laws affecting the enforcement of creditors' rights generally; and

	(d) The execution and delivery of this Amendment and the Borrower's performance hereunder and under the Credit Agreement as amended hereby do not and will not require the consent or approval of any regulatory authority or governmental authority or agency having jurisdiction over the Borrower other than those which have already been obtained or given, nor be in contravention of or in conflict with the Articles of Incorporation or Bylaws of the Borrower, or the provision of any statute, or any judgment, order or indenture, instrument, agreement or undertaking, to which the Borrower is a party or by which its assets or properties are or may become bound.

	SECTION 5. Counterparts. This Amendment may be executed in multiple counterparts, each of which shall be deemed to be an original and all of which, taken together, shall constitute one and the same agreement.

	SECTION 6. Governing Law. This Amendment shall be deemed to be made pursuant to the laws of the State of Georgia with respect to agreements made and to be performed wholly in the State of Georgia and shall be construed, interpreted, performed and enforced in accordance therewith.

	SECTION 7.	  Effective Date.    This Amendment shall become effective
as of August 12, 1999 but only upon satisfaction of the following conditions precedent:

	(a) receipt by the Agent from the Borrower and at least those Banks together constituting the Required Banks of either a duly executed signature page from a counterpart of this Amendment or a facsimile transmission of a duly executed signature page from a counterpart of this Amendment, signed by such party;

	(b) receipt by the Agent for the ratable account of each Bank of the fee provided for in Section 8 of this Amendment;

	(c) receipt by the Agent for its own account of the fees provided for in the letter agreement dated July 22, 1999 between the Borrower, Wachovia
Securities, Inc. and the Agent; and

	(d) receipt by the Agent of all documents which the Agent may reasonably request relating to the corporate authority of the Borrower for and the validity of this Amendment, all in form and substance satisfactory to the Agent, including without limitation a certificate of incumbency of the Borrower, signed by the Secretary or an Assistant Secretary of the Borrower, and a certified copy of the action taken by the Board of Directors of the Borrower authorizing the Borrower's execution, delivery and performance of this Amendment.

	SECTION 8.	Amendment Fee.  On the date first set forth above, the
Borrower shall pay to the Agent for the ratable account of each Bank an amendment fee equal to the product of the total amount of such Bank's
Commitments (irrespective of usage) as of such date multiplied by .05%, together with an additional fee for the ratable account of each Bank that has indicated its agreement to the terms of this Amendment in a writing executed and delivered to the Agent on or before 5:00 p.m., Atlanta, Georgia time, on
August 5, 1999, equal to the product of the total amount of such Bank's
Commitments (irrespective of usage) as of such date multiplied by .05%.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal by their respective authorized officers as of the day and year first above written.

                              CONSOLIDATED PAPERS, INC.


                              By: /s/Richard J. Kenney		(SEAL)
                              Title: Senior Vice President, Finance

                              WACHOVIA BANK, N.A., as Agent and as a Bank


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              BANK OF MONTREAL


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              THE CHASE MANHATTAN BANK


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              CIBC INC.


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              DEUTSCHE BANK AG, NEW YORK BRANCH
                              AND/OR CAYMAN ISLANDS BRANCH


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              BANK OF AMERICA, N.A., (formerly Nations Bank,
                              N.A. and formerly Bank of America National
                              Trust and Savings Association)


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              MARSHALL & ILSLEY BANK


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              DRESDNER BANK AG, NEW YORK
                              AND GRAND CAYMAN BRANCHES


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              ROYAL BANK OF CANADA


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              SUNTRUST BANK, CENTRAL FLORIDA,
                              NATIONAL ASSOCIATION


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              TORONTO DOMINION (TEXAS), INC.


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              THE BANK OF NEW YORK


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              FIRST UNION NATIONAL BANK


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer

                              FIRSTAR BANK MILWAUKEE, N.A.


                              By: /s/Authorized Officer		(SEAL)
                              Title:  Authorized Officer