Form 10-Q
period 1999-09-30
CONSOLIDATED PAPERS INC
filed 1999-11-15
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1999

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

           Common stock par value $1.00 outstanding October 15, 1999

                              90,762,288 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                                        As Of
                                    September 30   September 30
                                         1999           1998       December 31
                                     (Unaudited)    (Unaudited)       1998

                                   ASSETS
Current Assets
Cash and cash equivalents             $     2,174   $    10,494   $     3,230
Receivables (net of reserves of
  $6,871 as of September 30, 1999,
  $6,772 as of September 30, 1998,
  and $6,504 as of December 31,
  1998)                                   173,129       157,643       147,307
Inventories
  Finished stock                           76,215        89,713        78,928
  Unfinished stock                          8,285        11,183        10,449
  Raw materials and supplies               93,583       112,640        99,743
    Total inventories                     178,083       213,536       189,120
Prepaid expenses                           32,484        48,047        48,550
  Total current assets                    385,870       429,720       388,207

Investments and other assets               61,410        58,399        59,319
Restricted cash related to leases         444,652       442,025       438,429
Goodwill                                  132,851       142,469       140,211

Plant and Equipment
Buildings, machinery and equipment      3,614,860     3,391,476     3,524,361
  Less:  Accumulated depreciation       1,148,717     1,010,323     1,048,409
                                        2,466,143     2,381,153     2,475,952
Land and timberlands                       41,474        40,598        40,831
Capital additions in process               61,800       172,791        84,537
  Total plant and equipment             2,569,417     2,594,542     2,601,320
                                      $ 3,594,200   $ 3,667,155   $ 3,627,486


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
Accounts payable                      $   109,446   $   100,167   $    88,651
Other                                     149,607       151,656       134,310
  Total current liabilities               259,053       251,823       222,961
Long-term debt                            961,000     1,056,014     1,054,564
Capital lease obligations                 469,559       470,558       465,613
Deferred income taxes                     365,152       337,891       349,573
Postretirement benefits                   159,717       162,988       148,508
Other noncurrent liabilities               31,343        30,525        31,416

Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, shares issued
  91,049,919 as of September 30, 1999,
  90,621,171 as of September 30, 1998,
  and 90,713,876 as of December 31,
  1998                                     91,050        90,621        90,714
Capital in excess of par value             68,474        58,255        61,657
Accumulated other comprehensive
  income                                   (2,878)       (2,585)       (2,705)
Treasury stock, at cost, 304,025
  shares as of September 30, 1999,
  186,026 shares as of September 30,
  1998, and 409,426 shares as of
  December 31, 1998                        (7,093)       (4,898)       (9,906)
Reinvested earnings                     1,198,823     1,215,963     1,215,091
  Total shareholders' investment        1,348,376     1,357,356     1,354,851
                                      $ 3,594,200   $ 3,667,155   $ 3,627,486


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                              Three Months Ended            Nine Months Ended
                          September 30        June 30         September 30
                        1999        1998       1999        1999         1998
Net sales          $   471,431  $ 491,580 $   435,119 $ 1,365,783  $ 1,517,026
Cost of goods sold     400,314    421,996     378,780   1,177,150    1,249,270
  Gross profit          71,117     69,584      56,339     188,633      267,756
Selling, general
  and
  administrative
  expenses              24,669     25,799      26,487      76,311       74,531
  Income from
    operations          46,448     43,785      29,852     112,322      193,225
Interest expense       (19,894)   (24,455)    (20,022)    (60,967)     (72,785)
Interest income          5,381      8,058       5,423      16,849       23,337
Miscellaneous, net         467      1,245       1,547       4,282        2,766
  Total other
    income
    (expense), net     (14,046)   (15,152)    (13,052)    (39,836)     (46,682)
Income before
  provision for
  income taxes          32,402     28,633      16,800      72,486      146,543
Provision for
  income taxes          12,960     11,454       6,720      28,994       58,618
Net income before
  extraordinary
  item                  19,442      17,179     10,080      43,492       87,925
Loss on debt
  extinguishment,
  net of tax
  benefit of
 $3,069                   -          -           -           -          (4,603)
Net income         $    19,442  $  17,179 $    10,080 $    43,492  $    83,322
Net income per
  share before
  extraordinary
  item - basic     $      0.21  $    0.19 $      0.12 $      0.48  $      0.98
Net income per
  share before
  extraordinary
  item - diluted   $      0.21  $    0.19 $      0.12 $      0.48  $      0.98
Net income per
  share - basic    $      0.21  $    0.19 $      0.12 $      0.48  $      0.92
Net income per
  share - diluted  $      0.21  $    0.19 $      0.12 $      0.48  $      0.92
Average number of
  common shares
  outstanding       90,725,897  90,389,164 90,648,913  90,600,312   90,160,542

                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                            Three Months Ended            Nine Months Ended
                        September 30       June 30          September 30
                      1999        1998       1999        1999         1998
Balance beginning
  of period      $ 1,199,339 $ 1,218,670  $ 1,209,164 $ 1,215,091  $ 1,191,237
Add:  Net income      19,442      17,179       10,080      43,492       83,322
Deduct:  Cash
  dividends          (19,958)    (19,886)     (19,905)    (59,760)     (58,596)
Balance end of
  period         $ 1,198,823  $ 1,215,963 $ 1,199,339 $ 1,198,823  $ 1,215,963


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                              Nine Months Ended
                                                September 30
                                               1999        1998
Cash Flows From Operating Activities
  Net income                                $  43,492   $  83,322
  Depreciation and depletion                  141,107     134,174
  Amortization of goodwill and intangibles      7,683       7,601
  Debt premium amortization                  (    992)   (  7,026)
  Undepreciated cost of plant and equipment
    retirements                                 3,279        -
  Deferred income taxes                        21,788      24,398
  Earnings of affiliates                     (  2,833)   (  3,307)
  (Increase) decrease in current assets,
    other than cash and cash equivalents     (  6,967)   ( 26,800)
  Increase (decrease) in current
    liabilities, other than current
    maturities of long-term debt               29,724      46,080
  Increase (decrease) in postretirement
    benefits                                   11,209      10,518
  Increase (decrease) in other noncurrent
    liabilities                              (     73)   (  2,626)
Net cash provided by operating activities     247,417     266,334

Cash Flows From Investing Activities
  Capital expenditures                       (128,177)   (302,518)
  Proceeds from sale of assets                 24,422        -
  Other                                      (  2,352)      3,215
Net cash (used in) investing activities      (106,107)   (299,303)

Cash Flows From Financing Activities
  Cash dividends                             ( 59,760)   ( 58,596)
  Proceeds from long-term debt                   -        160,000
  Repayment of long-term debt                ( 20,572)   (143,831)
  Net borrowings under lines of credit
    and revolvers                            ( 72,000)     57,783
  Other                                         9,966      14,938
Net cash provided by (used in) financing
  activities                                 (142,366)     30,294
Net increase (decrease) in cash and cash
  equivalents                                (  1,056)   (  2,675)
Cash and cash equivalents - beginning of
  period                                        3,230      13,169
Cash and cash equivalents - end of period   $   2,174   $  10,494

Cash paid during the period for:
  Interest                                  $  50,387   $  56,207
  Income taxes                                  1,816      37,838


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

3.	In the second quarter 1998, the company recognized an extraordinary loss of
$4.6 million, after tax, or 6 cents per share - basic, 6 cents per share -
diluted. The extraordinary loss was the result of the early redemption of the company's $143.8 million, face value, term loan assumed as part of the operating lease buy out on production equipment at Lake Superior Paper
Industries (see Note 2). The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the write-
off of the remaining debt premium and net of income tax benefits of
$3.1 million. The redemption of the 12.08% debt was financed with proceeds from senior secured notes with interest rates between 6.93% and 7.30%.

4.	In April 1999, the company retired a paper machine production line at its
Niagara Division. The machine was retired as a result of market conditions and production inefficiencies compared with other production lines. The sales and resulting operating profit generated from the previous operations of these assets have been moved to other available capacity. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of", the company recorded a $4.5 million pretax write-off of these assets in the third quarter 1999. The write-off included $3.3 million for the paper machine and $1.2 million for other related assets.

5.	On May 28, 1999, the company sold the assets of Castle Rock Container
Company, a division of Consolidated Papers, Inc. and manufacturer of corrugated products, to St. Laurent Packaging Corp. The sale proceeds approximated net book value.

6.	Summarized financial information concerning the company's reportable segments is shown in the following table:


                            Printing            Corporate
(Dollars in thousands)       Papers     Other     Items      Total
Three months ended
  September 30, 1999
  Revenues                $  417,724 $ 63,627 $ ( 9,920) $  471,431
  Segment profit (loss)       65,146    5,970   (38,714)     32,402

Three months ended
  September 30, 1998
  Revenues                   432,248   70,689   (11,357)    491,580
  Segment profit (loss)       63,830    5,753   (40,950)     28,633

Nine months ended
  September 30, 1999
  Revenues                 1,195,217  202,112   (31,546)  1,365,783
  Segment profit (loss)      168,157   20,475  (116,146)     72,486

Nine months ended
  September 30, 1998
  Revenues                 1,333,190  216,141   (32,305)  1,517,026
  Segment profit (loss)      248,869   18,886  (121,212)    146,543


                              * * * * *

The financial information is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and Cost of Sales

Net sales for the third quarter were $471 million, a decrease of $20 million or 4% compared to one year ago. The first nine months' net sales of $1,366 million represented a $151 million or 10% decrease compared with the same period in 1998. Third quarter shipments were 551,000 tons, up 2%, but the first nine months' shipments were 1,580,000 tons, down 4%, when compared with similar periods in 1998. Net income for the third quarter 1999 was $19 million, or 21 cents per share, an increase of 13% compared with $17 million, or 19 cents per share in 1998.

The machines that produce groundwood-free coated printing papers at Wisconsin Rapids Division and Inter Lake Papers operated at 91% of available capacity for the third quarter and 88% of available capacity for the first nine months of 1999, compared with 87% for the third quarter and 91% for the first nine months of 1998. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, operated at 85% of available capacity in the third quarter of 1999 and at 92% of available capacity for the first nine months of 1999, compared with 100% for the third quarter and 97% for the first nine months in 1998.

The facilities that produce lightweight coated groundwood papers at Inter Lake Papers and the Biron, Wisconsin River and Niagara divisions operated at 95% of available capacity for the third quarter and 93% of available capacity for the first nine months of 1999, compared with 94% for the third quarter and 97% for the first nine months of 1998. The company's smallest coated groundwood paper machine, No. 61 at the Wisconsin River Division, was idle during all of 1999. On April 23, 1999, the company retired the No. 41 machine line at its Niagara division. The company recorded a $4.5 million pretax write-off of these assets in the third quarter 1999.

Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of available capacity in the third quarter and the first nine months of 1999 and 1998.

The coated specialty paper division at Stevens Point operated at 84% of available capacity in the third quarter and 79% of available capacity for the first nine months 1999, compared with 83% in the third quarter and 85% in the first nine months of 1998.

Shipments of corrugated products declined 48% compared to the first nine months of 1998 due to the May 28, 1999 sale of the company's corrugated container facility to St. Laurent Packaging Corp.

Gross profit margin as a percent of net sales increased to 15.1% for the third quarter, compared to 14.2% for the same period in 1998. The increase in gross profit margin was due primarily to improved operating rates and continued efforts to reduce costs. The gross profit margin for the first nine months of 1999 was 13.8%, compared to 17.7% for the same period in 1998. The decrease in gross profit margin was due to reduced selling prices, less-than-optimal product mix and periodic downtime partially offset by improved cost of sales. The periodic downtime was caused by global over-capacity and a continued high level of imports.

Selling, general and administrative expenses as a percent of net sales was 5.2% and 5.6% for the third quarter and first nine months of 1999, respectively, compared with 5.2% and 4.9% for similar periods in 1998.

Other income (expense) improved $1 million in the third quarter 1999 compared to 1998 and improved $7 million for the first nine months 1999 as compared with similar periods in 1998. This improvement was due mainly to lower interest rates and decreased debt.

The effective tax rate was 40.0% in both 1999 and 1998.

Liquidity and Capital Resources

On September 30, 1999, the ratio of current assets to current liabilities was 1.5:1, compared with 1.7:1 at September 30, 1998. During the third quarter, working capital decreased by $10 million. Cash and cash equivalents decreased by $1 million while receivables increased by $27 million due to increased shipments at the end of the quarter. Days sales outstanding increased 2.5 days compared to September, 1998. Inventories decreased $11 million, and prepaid expenses decreased $3 million. Current liabilities increased $22 million compared to June 30, 1999, primarily in accounts payable.

The company's long-term debt decreased $32 million during the third quarter and $94 million during the first nine months of 1999. The decrease is due in part to the use of proceeds from the sale of the company's corrugated container facility. The resulting long-term funded debt to capital ratio on September 30, 1999, was 42%, compared with 44% on both December 31, 1998 and September 30, 1998.

Capital expenditures in the third quarter 1999 totaled $35 million compared with $50 million during the same period in 1998. The major projects with capital expenditures during the third quarter included: a paper machine rebuild at Biron Division, a coating profiler and gauging system upgrade at Wisconsin Rapids Division, a cutter and sheeter modification at Converting Division and a winder rebuild at Lake Superior Paper Industries. The company expects to spend a total of $175 million during 1999 for capital additions.

Year 2000 Compliance

General. The company's overall Year 2000 compliance project is nearly complete. Internal efforts to identify, test and remediate the company's business and process applications are expected to prevent any material disruption of the company's business. The company has also completed surveys of its critical customers and suppliers. Contingency plans are now being finalized and implemented.

Internal Efforts. The company defined two major areas for its internal Year 2000 compliance efforts: business systems and process applications. In both areas, inventories, assessments and testing have been completed. Compliant systems have been installed where necessary. Some work remains, but no obstacles to achieving satisfactory compliance have been identified.

Customers and Suppliers. The company has surveyed its customers and suppliers in an effort to determine and assess those parties' Year 2000 compliance status. These groups were prioritized based on their relative importance to the company's operations. The company focused its efforts with suppliers on those whose failure to be Year 2000 compliant could significantly affect the company's ability to do business. Prioritization also included an analysis of alternative sources of raw materials or production equipment. The company has also engaged in an ongoing dialogue with major customers. Key customers and suppliers appear to be making good progress toward Year 2000 compliance, and no major problems have been identified. However, the company has no control over the readiness of its customers or suppliers.

Costs. The total cost associated with the hardware and software modifications required by the Year 2000 problem is not expected to be material to the company's financial position. Cost estimates have been reduced over the course of the project as technical assessment, remediation and testing continued, and as vendors provided compliance status information. In many cases, workarounds were identified which allowed the company to avoid unnecessary costs. The company presently estimates that it will spend approximately $18 million on its overall Year 2000 project. This includes $12 million for remediation and replacement of noncompliant systems, $1 million for outside consultants, and $5 million for internal labor. The amount expected to be spent on remediation and replacement includes previously budgeted items totaling $7 million, where these expenditures were accelerated to meet Year 2000 requirements. As of September 30, 1999, approximately 90 percent of the estimated total cost had been expended.

Contingency Plans. All divisions and key departments are participating in contingency planning. This requires identification of potential risks, such as shutdown of key customers or suppliers, breakdowns in transportation systems, or failures of the electrical grid or the company's wide area network. It is possible that excessive stockpiling of products in advance of the rollover could disrupt transportation systems. Contingency plans have been developed to address these problems where possible. These plans are now being finalized and implemented.

Should problems arise which disrupt key suppliers' operations or prevent customers from purchasing or using the company's products, the company would likely take manufacturing downtime and other steps designed to minimize costs. At this time, the company cannot predict the likelihood of a significant disruption of its customers' or suppliers' businesses or of the economy as a whole, either of which could have a material adverse impact on the company. However, these potential problems are similar to those generally faced by other manufacturers.

Employee Matters

During the third quarter, the company executed a six-year contract with the Paper, Allied-Industrial, Chemical and Energy Workers International Union, which represents approximately 2,800 employees at the company's central Wisconsin locations (Wisconsin Rapids, Whiting, Stevens Point and Biron). Negotiations continue with four unions representing clerical and craft employees at the central Wisconsin locations. Five-year contracts with these unions expired April 30, 1999. Key issues in the negotiations include health care and pension benefits.

Legal Proceedings

The United States Environmental Protection Agency has increasingly focused its enforcement efforts on conducting nationwide audits of compliance with New Source Review/Prevention of Significant Deterioration ("PSD") rules under the Clean Air Act, particularly in the paper, utility and petroleum refining industries. In April, 1999, the company's kraft mill received a request for information under Section 114(a) of the Clean Air Act. The request from the EPA spanned a 23-year period and focused on whether the mill obtained proper permits under PSD rules governing expansion and other capital projects during the period. The company complied with the request and has provided voluminous information to the EPA.

In June, 1999, the Wisconsin Department of Natural Resources issued a Notice of Violation applicable to the pressurized groundwood facility at the company's Niagara Division. The NOV alleges that Niagara constructed and operated the groundwood facility without first obtaining required construction and operating permits. The alleged violations took place prior to the company's acquisition of the Niagara operations and, if necessary, indemnification may be available under the company's agreement with the prior owner. The company and the DNR are discussing the steps necessary to resolve this matter.

Forward-looking Statements

Certain statements in Management's Discussion and Analysis in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. A discussion of these risks and uncertainties may be found in the company's 1998 Annual Report and its Form 10-K Report of the year ended December 31, 1998, under the heading "Management's Discussion and Analysis - Forward-looking Statements."


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K.

	There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CONSOLIDATED PAPERS,INC.



Date  November 9, 1999    By /s/Richard J. Kenney
                             Richard J. Kenney, Senior Vice President, Finance Principal Financial Officer



Date  November 9, 1999    By /s/Carl R. Lemke
                             Carl R. Lemke, Assistant Secretary