Form 10-K
period 1999-12-31
CONSOLIDATED PAPERS INC
filed 2000-03-24
CIK 23752

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1999

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

                              Yes (X)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of January 31, 2000 of the voting stock held by nonaffiliates of the registrant was approximately $1.54 billion, based upon the NYSE closing price on January 31, 2000 and an estimate that 61.4% of the stock is owned by nonaffiliates.

On January 31, 2000 there were 90,852,385 shares of common stock outstanding.

Information required by Items 10, 11, and 12 of Form 10-K is incorporated by reference (except as specifically excepted in the Proxy Statement) into Part III hereof from the registrant's Proxy Statement to Shareholders for the Annual Meeting of Shareholders to be held on or prior to June 30, 2000.

                                 PART I

Item 1.  BUSINESS.

Consolidated Papers, Inc. was incorporated in Wisconsin in 1894. The company and its subsidiaries (collectively, the "Company") operate primarily in the pulp and paper industry. Pulp and paper operations involve the manufacture and sale of coated and supercalendered printing paper for the printed communications industry, coated specialty papers used largely in the packaging and labeling of food and consumer products, and the manufacture of pulp and recycled pulp for use in the manufacture of these papers. The Company also manufactures paperboard and paperboard products. Integrated in the business are electrical power operations, which have nominal third party sales.

Effective July 1, 1995, the Company acquired Niagara of Wisconsin Paper Corporation, Niagara, Wisconsin, a manufacturer of coated groundwood publication papers; Lake Superior Paper Industries, Duluth, Minnesota, a manufacturer of supercalendered paper; and Superior Recycled Fiber Industries, Duluth, Minnesota, a producer of high-quality recycled pulp from post consumer office scrap paper. Effective December 31, 1997, Niagara of Wisconsin Paper Corporation became a division of the Company.

In October, 1997, the Company acquired Repap Wisconsin, Inc. and Repap Sales Corporation. The operations are now known as Inter Lake Papers, a division of the Company. Inter Lake Papers manufactures groundwood and groundwood-free coated papers for the printing and publishing industries.

In May, 1999, the Company sold the assets of Castle Rock Container Company, a division of Consolidated Papers, Inc. and manufacturer of corrugated products, to St. Laurent Packaging Corp.

The Company's principal product is coated and supercalendered printing papers for the printing and publishing industries. The Company is North America's leading manufacturer of these papers. In addition, the Company manufactures coated specialty papers, paperboard, paperboard products, and kraft and recycled pulp.

The percent of coated and supercalendered printing paper sales to total sales was 83.9% (1995), 83.7% (1996), 85.4% (1997), 87.6% (1998), and 87.5% (1999).

Coated and supercalendered printing papers are sold directly to magazine and catalog publishers and through paper merchants to publishers and commercial printers. Distribution of other paper products is by means of direct sales to quantity users.

    DISTRIBUTION OF COATED AND SUPERCALENDERED PRINTING PAPER SALES IN TONS
                                   Direct
                                  Publisher           Merchant
                                  Accounts            And Other
                 Year                 %                   %
                 1995                56%                 44%
                 1996                56%                 44%
                 1997                53%                 47%
                 1998                54%                 46%
                 1999                54%                 46%

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

The Company competes in the coated and supercalendered printing paper market with other paper companies, some of which are substantially larger, more diversified, and with greater financial resources. However, the Company is the largest manufacturer of printing papers in North America, having shipped
1,907,069 tons of coated and supercalendered printing papers in 1999, which represents approximately 19% of the U.S. market for this product. Sales to Unisource and xpedx, paper merchants, as a percent of net sales, amounted to 14% and 11%, respectively in 1999. The Company's principal U.S. competitors are Bowater Incorporated; Champion International Corporation; Crown Vantage
Inc.; International Paper Company; Madison Paper Industries; Mead Corporation;
the Northwest Paper Division of Potlatch Corporation; S.D. Warren, a subsidiary of Sappi Ltd.; UPM-Kymmene; and Westvaco Corporation.

Energy

The Company's energy sources during 1999 were:
                      Coal                          26.9%
                      Process Waste                 41.4%
                      Natural Gas                   14.7%
                      Electricity                   16.7%
                      Petroleum products              .3%

The Company currently purchases 74% of its coal requirement under two contracts, one for low-sulfur western U.S. coal, which expires December 31, 2002, and the other for Kentucky coal, which expires December 31, 2001. The remaining 26% of its coal requirement is purchased on annual contracts. Coal is currently in ample supply, and we anticipate no supply problems in 2000.

The Company is in the fourth year of a six-year agreement for the firm transportation of approximately 64% of its total natural gas supply.

Approximately 36% of the Company's natural gas consumption is in the interruptible category, which means it is subject to reduction whenever cold weather or other events decrease the amount of pipeline space available. When such reductions occur, production is maintained by substituting fuel oil or propane, of which the Company has an adequate supply. Natural gas is currently in good supply and minimal interruption is expected in 2000.

Raw Materials

The Company is integrated through ownership of forest lands and through its own pulp-producing facilities. The harvest during 1999 from Company lands produced 11.8% of the wood used in the Company's pulp mills. Wood used in the Company's pulp mills from non-Company land came from independent producers who obtain their wood products from public and private lands, and from sawmill residues. The Company was able to acquire an adequate supply of pulpwood and wood chips during 1999 and expects that its regular suppliers will be able to furnish it with an adequate supply of pulpwood and wood chips for 2000 operations.

The Company also purchases market pulp on a regular basis and purchased 34.4% of the total pulp consumed by the Company's paper mills during 1999. The remainder of the pulp requirement is produced internally. The Company has been able to acquire sufficient pulp to operate its mills at planned rates to date and has contracts and other arrangements for 68% of its anticipated requirements for 2000. Market pulp is currently in critically short supply;
however, the Company expects to acquire sufficient pulp to operate its mills at planned rates in 2000.

The principal raw materials consumed in the manufacture of kraft pulp include pulpwood, methanol, caustic soda, oxygen, hydrogen peroxide, sulfuric acid, sodium chlorate, and lime. The principal raw materials consumed in the manufacture of coated papers include kraft pulp, groundwood pulp, thermomechanical pulp, post consumer recycled pulp, starch, soya protein, clay, calcium carbonate, latex, talc, and titanium dioxide pigment.

The Company has multiple sources for all principal raw materials consumed and purchases most raw materials from domestic sources. The majority of the purchased kraft pulp is imported from Canada, along with small quantities of wood chips. During 1999, the Company was able to procure adequate supplies of all principal raw materials and experienced no interruptions of production due to materials shortages. Most raw materials remain in good supply. The
Company expects no interruptions of production due to materials shortages in 2000.

Research and Development

The Company has various patents but does not believe its business is dependent on any one patent or group of patents.

The Company spent an estimated $7.5 million in 1999, $7.3 million in 1998, and $6.8 million in 1997 on research and development. These funds were devoted to the development of improved processes and new process control systems, the development of new products and the improvement of existing products, environmental projects, and sponsored research.

Legal and Environmental

The Company is committed to complying with all state and federal environmental regulations.

The Company remains in compliance with all conditions and limitations of its wastewater permits. The Company continues to invest capital funds to upgrade and maintain wastewater treatment facilities in preparation for production increases and future regulations. New wastewater treatment solids dewatering equipment for the Water Quality Center (WQC) was purchased in 1999 and is scheduled to be installed during 2000. The cost of this upgrade is $745,000.
The WQC treats process wastewater from Biron, Kraft and Wisconsin Rapids divisions. A new mill effluent pipeline was installed at Inter Lake Papers
Division at a cost of $1 million. Wastewater permit renewal applications were completed and submitted to the Wisconsin Department of Natural Resources (WDNR) during 1997. During 1998, wastewater permits were reissued for Inter Lake
Papers (ILP) and Niagara divisions. Some of ILP's permit limits and monitoring requirements were judged unreasonable and were adjudicated. The Company anticipates resolution of ILP permit issues without the need for a hearing. The
Water Renewal Center (WRC) permit is expected to be reissued in the first quarter of 2000. The WRC treats process wastewaters from Stevens Point and Wisconsin River divisions. The WQC permit was extended until April 15, 2001.
The renewed wastewater permit requirements are not expected to cause material changes in the Company's business or impact its competitive position.

The Company continues to operate according to its storm-water discharge permits. The storm-water permits include a pollution prevention plan, best management practices and may require storm-water sampling and testing and pollution control. The storm-water permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

Clean Air Act operating permit applications for all of the Company's major sources have been submitted to the WDNR. The WDNR continues review and issuance of major source air operating permits. Our facilities are allowed to continue to operate under their existing permits until the new operating permits are issued. We are amending our permit applications as necessary to address process changes or when new emissions information becomes available. To date, Lake
Superior Paper Industries (LSPI), Superior Recycled Fiber Industries (SRFI),
Wisconsin River Division, WRC, and Paperboard Products Division were issued operating permits. The WDNR is currently reviewing operating permit applications for Niagara Division, ILP and Stevens Point Division. The air operating permit requirements are not expected to cause material changes in the Company's business or affect its competitive position.

In September 1998, the Environmental Protection Agency (EPA) finalized regulations addressing the formation and transport of ozone across state boundaries in the eastern half of the United States. These regulations require
22 states (including Wisconsin) to reduce emissions of nitrogen oxides, a precursor to ozone formation. States must submit an implementation plan to the EPA within one year and achieve final compliance by May 2003. Court rulings have granted an indefinite stay on the submittals of the implementation plans addressing nitrogen oxide (NOx) emission reductions and have invalidated the EPA's new 8-hour ozone and the fine particulate matter (PM2.5) ambient air quality standards. Depending on the court's decision and WDNR's implementation plan, the Company may incur significant capital and operating costs to reduce nitrogen oxide emissions from its power and recovery boilers. If utilities serving the Company's operations are required to reduce nitrogen oxides, the Company may incur additional costs for purchased energy.

On June 20, 1996, the EPA published the final accidental release prevention rules. The risk management rules required applicable facilities to develop, submit and register a risk management plan by June 21, 1999. The Company submitted the required risk-management plans for all of its applicable facilities in accordance with the June 21, 1999 deadline. On August 5, 1999,
President Clinton signed into law the Chemical Safety Information, Site
Security and Fuels Regulatory Relief Act. This act establishes new provisions for reporting and disseminating information contained in the risk management plans. The Company is in compliance with this act.

The Company remains in compliance with the monitoring and reporting requirements of state groundwater regulations applicable to its active and inactive landfills. The Company continues to explore solid waste reduction and recycling alternatives to decrease costs and reliance on landfills. The
Company continues operation of its ConsoGro (Water Quality Center wastewater treatment solids) and NiaGro (Niagara Division wastewater treatment solids) agricultural landspreading programs. The ConsoGro and NiaGro programs reduce dependence on landfills and benefit the local agricultural community and environment. The Company continues to distribute lime sludge from its Kraft pulp mill as an agricultural liming agent and for use to neutralize wastewater. Waste residue from LSPI/SRFI is utilized as daily cover for landfills, resulting in significant cost savings. The Company completes landfill site life evaluations annually to assure adequate lead time for permitting and constructing required new sites. The planned construction activities at WQC and WRC landfills were completed during 1999. Future landfill construction will be completed as required to support the Company's operations. The Company has adequate landfill capacity at this time to meet projected needs. At this time, the Company is unable to predict the effect of future landfill or groundwater regulations.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations will have a significant financial impact on the paper industry. The U.S. EPA adopted rules in 1998 to reduce the industry's discharge of air and water pollutants, and has proposed additional rules to further reduce industry emissions of air pollutants. The air (Maximum
Achievable Control Technology (MACT I)) and water regulations (Effluent
Guidelines) are applicable to the Company's bleached Kraft pulp mill's pulping, bleaching, and wastewater operations. Additional proposed regulations addressing air pollutants (MACT II) from Kraft pulp mill recovery boilers, lime kilns and smelt dissolving tanks are expected to be reproposed in early
2000 and finalized in December 2000 with compliance required within 3 years.
These final and proposed regulations are commonly referred to as the "Cluster
Rules." The Company's review of MACT I and the Effluent Guidelines indicates that additional capital expenditures of approximately $2.6 million will be required to assure compliance by April 2001. Due to the Company's proactive environmental planning and expenditures, we are well prepared to meet the requirements of MACT I and the Effluent Guidelines. As a result of the recently completed chlorine-elimination program, the Company is already in compliance with many of the requirements of MACT I and the Effluent
Guidelines.

The Company has formed a Cluster Rules implementation team to define requirements and determine the most cost-effective options for compliance.
Compliance with MACT I and the Effluent Guidelines requirements is not expected to cause material changes in the Company's business or affect its competitive position.

The Company cannot predict the potential economic impact of MACT II. When
MACT II is reproposed and finalized, the Company will define requirements and determine the most cost-effective option for compliance.

The Company remains in compliance with all provisions of emergency planning community right-to-know legislation and federal and state underground storage tank regulations. Environmental activities are directed at protecting the environment through both pollution control and pollution prevention. The
Company actively participates in the Wisconsin Paper Council's innovative pollution prevention partnership with the WDNR. The Company continues to look for cost-effective pollution prevention opportunities. In 1999, the Company committed to aligning the environmental management system (EMS) with the ISO 14001 international standard. The goal of aligning the Company's EMS with ISO 14001 is to add value in terms of internal efficiencies, reduced liabilities, increased customer confidence and progress toward continuous environmental improvement.

The Company's environmental staff performs annual internal multimedia environmental audits to assure compliance with environmental laws and regulations.

The Company continues to follow closely sediment remediation activities underway on various watershed systems, including the Fox River and Wisconsin
River remediation of sediments containing polychlorinated biphenols (PCBs), which are believed to have been discharged by companies which manufactured or recycled carbonless papers in the 1960s and early 1970s. Neither the Company's former Appleton Division, closed in 1982, nor the Inter Lake Papers facility, acquired in 1997, was involved in a carbonless paper manufacture or recycling.
However, it is likely that the existing potentially responsible parties on the Fox River will seek contributions from the Company and others if litigation is initiated. On the Wisconsin River, the Wisconsin Department of Natural
Resources has prepared a comprehensive management plan (CMP) addressing a variety of environmental issues relating to the Petenwell and Castle Rock flowages, including sediment contamination and water quality. These flowages are artificial impoundments created by dams downstream of the Company's operations. The CMP calls for further environmental studies of the flowages, but contains no mandatory timetables or overall funding mechanism for any remedial actions which ultimately may be required.

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

EPA's industrial boiler MACT rule will be applicable to the Company's power boilers. EPA is considering subcategorizing boilers into three types, including: gas fired, liquid fired and solid fuel fired. Current schedule is a proposal in late 2000, final rule in late 2001 and compliance three years later. EPA's industrial boiler MACT rules could require significant capital expenditures for our coal-wood fired boilers. The Company has created a corporate energy work group and steering committee to define options that cost-effectively address long-term energy and environmental requirements. At this time, the Company cannot predict the potential economic impact of EPA's industrial boiler MACT rule.

The EPA has proposed regulations defining how total maximum daily (wastewater) loads (TMDL) will be established for every water body that is not meeting water quality standards. These proposed regulations could significantly impact our manufacturing and forestry activities. At this time, the Company cannot predict the potential economic impact of EPA's TMDL rule.

In May 1999, the EPA Office of Enforcement and Compliance, inspected the
Company's Kraft Division. This review is part of a nationwide New Source
Review (NSR) and Prevention of Significant Deterioration (PSD) air compliance audit program. This nationwide initiative is currently focusing on three industries including forest products, electric utilities and petroleum refineries. The review of the Company's Kraft Division is one of many involving the paper industry. Based on EPA guidance and practice, there are a number of potential actions which may occur as a result of the inspection.
These may include no action, the issuance of a notice of violation (NOV) or legal action seeking monetary fines and/or requiring significant capital expenditures for the installation of additional control equipment. In response to EPA actions, the Company has a range of options that may include legal challenge.

In June 1999, Niagara Division received a notice of violation (NOV) from the WDNR. The NOV alleges that the pressurized groundwood facility was constructed and operated without state and federal air permits. This facility was constructed and started operation in 1990 under a prior owner. The WDNR advised the prior owner that the pressurized groundwood facility was exempt from air permit requirements. However, new methanol air emission data now indicates that air permits are required. The Company is working with the WDNR to obtain the necessary permits and resolve the NOV.

As these inspection/enforcement activities proceed, the Company will work with the regulatory agencies in an effort to resolve issues. At this time, the Company cannot predict the potential economic impact of EPA's NSR/PSD enforcement initiative nor the WDNR NOV for Niagara Division. Refer to the MD&A for additional discussion of the enforcement activities.

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

Employees

At the end of 1999 the Company employed approximately 6,792 people, essentially all of whom were full-time employees.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Current
                                 Position
        Name              Age     Since            Current Position
  George W. Mead           72     1971   Chairman of the Board
  Gorton M. Evans          61     1997   President and Chief Executive Officer
  Richard J. Kenney        59     1997   Senior Vice President, Finance
  Ronald E. Swanson        50     1997   Senior Vice President
  John T. Hurley           65     1997   Senior Vice President, Sales and
                                           Marketing
  James E. Shewchuk        63     1999   Senior Vice President, Administration
  David A. Krommenacker    57     1997   Vice President, Packaging Operations
  John B. Steele           55     1997   Vice President, Free Sheet Operations
  Roger L. Wangen          58     1997   Vice President, Groundwood Operations
  Carl H. Wartman          47     1996   Secretary and General Counsel
  David P. Nimtz           46     1997   Controller
  Donna G. Stephens        51     1999   Treasurer

All executive officers of the Company are elected annually by the Board of Directors. John T. Hurley retired on December 31, 1999.

All of the executive officers of the Company, except Donna G. Stephens, have served in executive or managerial positions in the Company for the past five years. Mrs. Stephens joined the Company's finance department in 1998 to succeed John D. Steinberg, Treasurer, who retired April 30, 1999. In 1999, she was elected Treasurer. Prior to her association with the Company, Mrs.
Stephens served as Vice President and Treasurer at Deluxe Corporation,
Shoreview, Minnesota.


Item 2.  PROPERTIES.

The Company, at the close of 1999, operated twelve manufacturing plants in eight municipalities. The following table describes the Company's facilities.

                  No.                                     Sq. Ft.
                Manufac-                                Production,     Plant
                 turing          Plant                    Office,       Sites
  Industry       Plants        Locations                Whse. Space    (Acres)
Paper and pulp     12      4 - Wisconsin Rapids, WI)
                           1 - Biron, WI           )
                           1 - Whiting, WI         )     10,135,115     1,143
                           1 - Stevens Point, WI   )
                           1 - Niagara, WI         )
                           2 - Duluth, MN          )
                           1 - Kimberly, WI        )
                           1 - Appleton, WI        )

Equipment in operation at the close of 1999 included 20 paper machines, two continuous kraft-pulp digesters, two recycled pulp mills, one paperboard machine, and electrical production facilities with a nameplate rated capacity of 258,562 KW (with actual capacity at any time subject to boiler capacity and river flow availability for electrical production).

The Water Quality Center in Wisconsin Rapids is a pollution-abatement facility on a 475-acre site that treats the mill effluent of two paper mills and one pulp mill.

The Water Renewal Center near Stevens Point is a pollution-abatement facility on a 192-acre site that treats the effluent of two paper mills.

Available capacity utilization during 1999 was 90.8% for coated papers and 100% for supercalendered papers. Production facilities are considered to be well maintained and adequate for their purpose.

The Company owns 334,885 acres of timberlands in the United States and 356,927 acres in Canada. A forest-management plan prescribes allowable cuts on all timberlands with the objective of maximum return from this resource while keeping harvests in balance with growth.

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

The number of record holders of the Company's common stock as of December 31, 1999 is 5,669.

The Company's common stock is traded on the New York Stock Exchange.  The
Company's symbol is CDP.

                 COMMON STOCK MARKET PRICE AND CASH DIVIDENDS

                   First       Second         Third       Fourth
                  Quarter      Quarter       Quarter      Quarter       Year

1999
High              $ 27.13      $ 32.88       $ 31.13      $ 32.44      $ 32.88
Low                 20.06        23.50         25.56        26.00        20.06
Close               23.50        26.75         26.88        31.81        31.81
Cash dividend         .22          .22           .22          .22          .88

1998

High              $ 32.56      $ 35.06       $ 29.50      $ 27.50      $ 35.06
Low                 25.12        26.63         24.13        21.75        21.75
Close               32.00        27.25         25.13        27.50        27.50
Cash dividend         .21          .22           .22          .22          .87

Per share amounts have been restated in 1998 to reflect the two-for-one stock split of May, 1998.


Item 6.  SELECTED FINANCIAL DATA.

                       FIVE-YEAR COMPARISON OF SELECTED
                                FINANCIAL DATA
                       FOR THE YEARS 1995 THROUGH 1999

(Dollars in thousands, except per share data)

                         Net Income
 Year                              Per                                Cash
 Ended                            Share-     Total      Long-Term   Dividends
Dec. 31  Net Sales     Amount    Diluted     Assets    Obligations  Per Share
 1999   $ 1,838,795  $  66,076   $  .73   $ 3,526,173   $ 1,269,804   $   .88
 1998     1,989,315    102,357     1.13     3,627,486     1,520,177       .87
 1997     1,679,311    118,044     1.31     3,347,510     1,324,986       .84
 1996     1,545,091    179,285     2.00     2,532,242       734,551       .84
 1995     1,579,061    229,230     2.57     1,933,061       197,000       .72

Per share amounts have been restated in 1998 and prior years to reflect the two-for-one stock split of May, 1998.

1998 amounts reflect a $4.6 million after taxes extraordinary loss on debt extinguishment.

1997 and beyond amounts reflect the acquisition, effective October 1997, of Inter Lake Papers, Inc. formally Repap USA, Inc.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.


Financial Condition and Results of Operations

Acquisition.

Effective October 1997, the company completed the acquisition of Repap USA, Inc., the holding company for Repap Wisconsin, Inc. and Repap Sales
Corporation, in Kimberly, Wis.  The company renamed these operations Inter Lake
Papers, Inc., Inter Lake Wisconsin, Inc. and Inter Lake Sales Corp., respectively. The operating results of the acquired companies subsequent to the acquisition dates are included in the Consolidated Statements of Income.
Details of the acquisition are included in Note 2 of the Notes to Consolidated
Financial Statements.

Asset Impairment and Sale of Assets.

In April 1999, the company retired a paper machine production line at its Niagara Division due to market conditions and production inefficiencies compared with other production lines. The company recorded a $4.5 million pretax write-off of these assets in 1999.

In May 1999, the company sold the assets of its Castle Rock Container Company, a manufacturer of corrugated products, to St. Laurent Packaging Corp. The sale proceeds approximated net book value.

Sales and Cost of Sales.

Net sales were $1.8 billion in 1999, compared with record net sales in 1998 of $2.0 billion and 1997 net sales of $1.7 billion. Shipments of 2,122,000 tons in 1999 were a decrease of 3% from 1998. Shipments in 1998 were a record, representing a 15% increase over 1997. Gross margin as a percent of sales was 14.5% in 1999, compared with 17.1% in 1998 and 17.5% in 1997. The lower 1999 margin was due primarily to lower selling prices and periodic market-related downtime. Gross margin declined in 1998 compared to 1997 due to periodic market-related downtime. The increased domestic demand in 1998 was absorbed by imports at lower prices from foreign producers taking advantage of low labor rates and raw material costs, lower currency exchange rates and trade protectionism. Import sales were up 4% in 1999 compared to 1998, following a 23% increase in 1998 compared to 1997.

Plant Operations.

Shipments of printing papers decreased in 1999 by 2%, following an increase of 18% in 1998. In 1999, the increase in shipments of groundwood coated and supercalendered groundwood papers was more than offset by a decrease in shipments of groundwood-free papers. The major reason for the increase in shipments in 1998 was the impact of the acquisition of Inter Lake Papers, which manufactures a combination of groundwood-free and groundwood coated papers.

Groundwood-free coated shipments (primarily Wisconsin Rapids and Converting divisions and Inter Lake Papers) decreased 9% in 1999 due to market-related downtime and the company's rationalization and integration of Inter Lake
Papers products and customer base. Shipments in 1998 increased 35% due to the October 1997 acquisition of Inter Lake Papers and continued productivity improvements on all paper machines. During 1999, the divisions operated at 88% of available capacity, compared with 93% in 1998 and 91% in 1997. On average, selling prices of groundwood-free papers decreased 3% in 1999, following decreases of 1% in 1998 and 5% in 1997.

Groundwood coated shipments (Biron, Wisconsin River and Niagara divisions and Inter Lake Papers) increased 2% in 1999, following a 16% increase in 1998.
The divisions operated at 91% of available capacity, compared with 95% in 1998 and 96% in 1997. During 1999, selling prices declined 8%, following an improvement of 8% in 1998 and a decline of 13% in 1997.

Shipments of Lake Superior Paper Industries supercalendered groundwood papers increased 6% in 1999, compared to a 15% decrease in 1998. The 1999 increase and 1998 decrease in shipments were primarily due to downtime associated with the machine rebuild in February 1998. Lake Superior Paper Industries operated at 100% of available capacity in both 1999 and 1998, compared with 99% in 1997. Selling prices declined 2% in 1999, compared with an increase of 8% in 1998 and a decline of 17% in 1997.

The Stevens Point Division's specialty paper shipments held steady in 1999 compared to 1998, following an increase of 11% in 1998 compared to 1997. In
March 1997, the division's newest paper machine, No. 35, started up, which increased the division's annual capacity from 116,000 tons to 180,000 tons.
The division operated at 78% of available capacity for 1999, compared with 80% in 1998 and 84% in 1997. Selling prices increased 4% in 1999, following declines of 4% in 1998 and 9% in 1997.

Superior Recycled Fiber Industries, as a result of reduced demand for recycled pulp, operated at 82% of available capacity in 1999, compared with 89% in both
1998 and 1997. Selling price reductions of 5% in 1999 compared with a decline of 9% in 1998.

Shipments of paperboard products increased 9% in 1999, following a decrease of 6% in 1998. Shipments of corrugated products decreased 60% in 1999, reflecting the May 1999 sale of Castle Rock Container Company.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $102 million in both 1999 and 1998, following an increase of $18 million in 1998 compared to 1997. The increase from 1997 to 1998 reflected a full year of expenses in 1998 for the Inter Lake operations acquired in October 1997.


Other Income (Expense) and Income Taxes.

Other income (expense) was ($54 million) in 1999, ($60 million) in 1998 and ($19 million) in 1997. The improvement in net other expense in 1999 was due, primarily, to less interest expense on a lower average amount of debt outstanding during the year. The increase in net other expense in 1998 was due primarily to interest expense related to additional debt associated with the October 1997 acquisition of Inter Lake Papers and additional borrowings used for the early buyout of an operating lease at Lake Superior Paper
Industries.

Effective income tax rates were 40.0%, 40.0% and 38.0% in 1999, 1998 and 1997, respectively. The rate increased in 1998 due, primarily, to nondeductible goodwill resulting from the acquisition of Inter Lake Papers.

Liquidity and Capital Resources

Current Account Changes.

The year-end working capital ratio (current assets to current liabilities) was
1.1 at the end of 1999, compared with 1.7 in 1998 and 1.9 in 1997. The reduction in the working capital ratio reflects both the company's initiative to improve working capital management and the recognition of previously classified long-term debt as a current liability at December 31, 1999.

Accounts receivable decreased by $20 million in 1999 and by $14 million in 1998. The 1999 decrease reflects improvement in the company's collection procedures and a reduction in receivables of $3 million from the sale of Castle Rock Container Company. The decrease in 1998 was principally due to lower sales volume during the fourth quarter of 1998 compared to 1997. The company believes its collection period is well within the industry's standards.

Inventories decreased $20 million in 1999, including decreases of $11 million in finished goods and $10 million in raw materials and an increase of $1 million in stores supplies. The inventory reduction resulted from the implementation of supply-chain management principles, the sale of $6 million of Castle Rock Container Company inventory and lower conversion costs. During
1998, inventories were reduced by $16 million, as finished goods, raw materials and stores supplies decreased $3 million, $12 million and $1 million, respectively.

Prepaid expenses decreased $16 million in 1999, following an increase of $22 million in 1998. The 1999 decrease and the 1998 increase were primarily due to corresponding changes in prepaid income taxes and the current portion of the deposits associated with the sale and leaseback transactions (see
Note 5 of the Notes to Consolidated Financial Statements).

The current portion of long-term debt was $85 million at December 31, 1999.
There were no current maturities at December 31, 1998 or 1997.

Accounts payable increased $15 million in 1999 as the company improved its working capital management policies. This compares with a decrease of $4 million in 1998 due to timings of payments.

Capital Commitments and Spending.

At the end of 1999, authorized but uncompleted capital projects totaled
$139 million.  A capital approval budget of $106 million is in place for 2000.
The $106 million budget, plus the $139 million carry-over from 1999, less an anticipated carry-over of $90 million at the end of 2000, will result in planned capital spending of $155 million in 2000. The 2000 capital approval budget of $106 million consists of $64 million for essential quality and replacement projects, $37 million for high-return projects, and $5 million for environmental-control projects.

Capital expenditures were $159 million in 1999, $349 million in 1998 and $236 million in 1997. Major capital expenditures in 1999 included $35 million for the completion of a paper machine rebuild at the Biron Division, $5 million for cutter and sheeter improvements at the Converting Division, $5 million for a new roll wrapper at Inter Lake Papers and $4 million for a paper machine rebuild, also at Inter Lake Papers. The higher level of capital expenditures in 1998 included $149 million for the buyout of an operating lease at Lake Superior Paper.

Long-term Debt.

The company's borrowings (current and long-term) at December 31, 1999, were $887 million, a decrease of $167 million, following increases of $186 million and $596 million in 1998 and 1997, respectively. The decrease in 1999 reflects reduced financing for capital expenditures in 1999. At December 31, 1999, the $887 million of debt included $85 million classified as a current liability. There was no debt classified as a current liability at either
December 31, 1998 or 1997.

The increase in debt during 1998 resulted primarily from the completion of the exercise of the early purchase option to buy out the operating lease on machinery and equipment at Lake Superior Paper Industries. In 1998, the company paid $149 million in cash and assumed $120 million of debt to buy out the remaining four owner-participants. The first of five owner-participants was bought out in December 1997 by paying $39 million in cash and assuming
$30 million of debt. The debt assumed in this transaction, a $144 million face value term loan, was redeemed in 1998, and the company recorded an extraordinary loss of $5 million, after taxes. The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the remaining debt premium (see Note 4 of the Notes to Consolidated Financial
Statements). The redemption of this 12.08% debt was financed with proceeds from $160 million private placement notes that were issued in 1998 with interest rates between 6.93% and 7.30%.

As of December 31, 1999, the company had $510 million available for use under its $700 million revolving credit facility. The company also had $210 million available from lines of credit of $325 million. In 1999, the company entered into a $100 million unrated commercial paper program. At December 31, 1999, commercial paper issued totaled $55 million. These financing arrangements, together with cash flow from future operations, are expected to be more than sufficient to fund projected capital commitments.

Total interest expense was $82 million in 1999, compared to $96 million in 1998 and $50 million in 1997. Interest capitalized as part of the cost of related capital projects was $0.1 million, $1.6 million and $3.1 million in 1999, 1998 and 1997, respectively.

As discussed in Note 5 of the Notes to Consolidated Financial Statements, the company entered into sale and leaseback transactions for two paper machines during 1996. These leases are capital in nature, resulting in lease obligations of $478 million at December 31, 1999. Because deposits of $456 million at December 31, 1999, are believed to be adequate for future lease payments, the company will not need to generate or borrow significant additional funds to make the required lease payments.

Market Risk.

In the ordinary course of business, Consolidated Papers, Inc. is exposed to interest rate risk, currency exchange rate risk and purchase price risk. These exposures relate to fluctuations in interest rates on outstanding debt, sales of products to foreign customers and changes in prices on purchases of commodities. The company neither holds nor issues financial instruments for trading purposes.

Interest Rate and Debt Sensitivity Analysis.

For fixed-rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. The fair value of the company's long-term fixed-rate debt was estimated to be $488 million at December 31, 1999. The fair value was less than the carrying value by about $34 million, reflecting the fact that the company's fixed long-term borrowing rates are lower than rates currently available in the market. At December 31, 1999, market risk of $33 million is estimated as the potential change in fair value resulting from a hypothetical 10% change in the company's weighted average long-term borrowing rate.

Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors remain constant. At December 31, 1999, the company's floating-rate debt approximates fair market value. A hypothetical 10% change in the company's weighted average borrowing rate for floating-rate debt would cause a $1.3 million change in after-tax earnings.

Foreign Exchange Rate Risk.

The company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the Canadian dollar, as a result of the sales of its products in foreign markets. The company does not currently enter into any contracts in an attempt to hedge foreign currency risk. The result of a uniform 10% change in the value of the U.S. dollar relative to the currencies in which the company's sales are denominated would have resulted in a change in after-tax earnings of $3.4 million. In addition to the direct effects of changes in exchange rates, which are reflected in a changed U.S. dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.
The company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in this potential change in sales levels.

Environmental Matters.

The paper industry is subject to extensive environmental regulations, many of which require significant capital and operational expenditures.

The Clean Air Act Amendments of 1990 and the Clean Water Act Effluent
Guidelines Limitations will have a significant financial impact on the paper industry. The U.S. EPA adopted rules in 1998 to reduce the industry's discharge of air and water pollutants, and has proposed additional rules to further reduce industry emissions of air pollutants. The air [Maximum
Achievable Control Technology (MACT I)] and water regulations (Effluent
Guidelines) are applicable to the company's kraft pulp mill's pulping, bleaching and wastewater operations. Additional proposed regulations addressing air pollutants (MACT II) from kraft pulp mill recovery boilers, lime kilns and smelt dissolving tanks are expected to be reproposed in early
2000 and final in December 2000, with compliance required within three years.
These final and proposed regulations are commonly referred to as the 'Cluster
Rules.' As a result of the recently completed chlorine-elimination program, the company is already in compliance with many of the requirements of MACT I and the Effluent Guidelines. Additional capital expenditures of approximately
$2.6 million will be required to assure full compliance with these regulations by April 2001. The company cannot predict the potential economic impact of MACT II at this time.

In September 1998, the EPA finalized regulations addressing the formation and transport of ozone across state boundaries in the eastern half of the United
States. The regulations require 22 states (including Wisconsin) to reduce emissions of nitrogen oxides, a precursor to ozone formation. Wisconsin's implementation plan was due in 1999, but court rulings have resulted in an indefinite stay on submittals of state implementation plans. Depending on the final resolution of this litigation and Wisconsin's implementation plan, the company may incur significant capital costs to install additional controls on its power and recovery boilers.

Other statutory and regulatory environmental initiatives now under consideration could have a material impact on the pulp and paper industry.
These initiatives include: mandated reductions in greenhouse gases by energy-intensive industries; additional regulations governing industrial boilers;
total maximum daily load (TMDL) standards for water bodies which do not meet water quality standards; and efforts to further reduce access to fiber sources.

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

The EPA has increasingly focused its enforcement efforts on conducting nationwide audits of compliance with New Source Review/Prevention of Significant Deterioration ("PSD") rules under the Clean Air Act, particularly in the paper, utility and petroleum refining industries. In April 1999, the company's kraft mill received a request for information under Section 114(a) of the Clean Air Act. The request from the EPA spanned a 23-year period and focused on whether the mill obtained proper permits under PSD rules governing expansion and other capital projects during the period. The company complied with the request and provided voluminous information to the EPA. The company also cooperated with the EPA's subsequent on-site inspection of the facility.
Based on preliminary indications from the EPA, the company believes the EPA will likely issue a Notice of Violation (NOV) relating to the kraft mill but does not know what actions or activities may be alleged to be in violation of the Clean Air Act.

In general, if an NOV is issued, the EPA will provide the company with the opportunity to discuss the allegations and settle the claim. Any settlement will need to satisfy the EPA's Clean Air Act penalty policy. This policy requires settlements to be based on the payment of a penalty that recovers the "economic savings" and addresses the "gravity" of the alleged violation. Any settlement would also require the facility to be in compliance or to agree to a compliance schedule.

The company has the right to contest any allegations of the EPA in court. Any case against the company that arises out of this matter would be filed in the United States District Court for the Western District of Wisconsin.

In June 1999, the Wisconsin Department of Natural Resources (DNR) issued a
Notice of Violation applicable to the pressurized groundwood (PGW) facility at the company's Niagara Division. The NOV alleges that Niagara constructed and operated the groundwood facility without first obtaining required construction and operating permits. Recent data indicates that volatile organic compounds are emitted from PGW mills. This was not known at the time of construction of Niagara's facility.

The company has submitted an after-the-fact permit application for the PGW mill. The permit has not yet been issued. Costs to the company in respect of this NOV are likely to depend on the DNR's determination of whether control equipment for the PGW facility would be cost effective. If control equipment is found to be cost effective, the company would incur costs of purchase, installation, operation and maintenance. It is also possible the EPA will choose to issue its own NOV and seek civil penalties. The alleged violations took place prior to the company's acquisition of the Niagara operations and, if necessary, indemnification for a portion of the costs or penalties may be available under the company's agreement with the prior owner.

Management believes that the resolution of existing environmental matters will not have a material impact on the company's results of operations or financial position.

Employee Matters.

During 1999, the company executed six-year contracts with the Paper, Allied-
Industrial Chemical and Energy Workers' International Union, which represents approximately 2,800 employees at the company's central Wisconsin locations
(Wisconsin Rapids, Whiting, Stevens Point and Biron), and the Office &
Professional Employees International Union, which represents approximately
270 employees at those locations. In 2000, a six-year labor contract between the company and the International Brotherhood of Electrical Workers (IBEW) was ratified. The IBEW represents about 250 employees at the company's central
Wisconsin locations. Negotiations continue with two unions representing craft employees at the central Wisconsin locations. Five-year contracts with the craft unions expired April 30, 1999. Key issues in the negotiations include changes to health care and pension benefits.

Year 2000 Compliance.

The company's business systems and process applications made an uneventful
1999-2000 transition. No material disruptions occurred, and manufacturing continued without interruption during the rollover.

The company expects spending will total approximately $18 million on its overall Year 2000 project. This included approximately $7 million of previously budgeted items that were accelerated to meet Year 2000 requirements. The Year 2000 team was able to reduce costs from earlier estimates by identifying workarounds and by negotiating with vendors for coverage of costs under pre-existing service contracts and warranties.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Consolidated Balance Sheets         Consolidated Papers, Inc. and Subsidiaries

                                                    As of December 31
(Dollars in thousands)                   1999          1998           1997
Current Assets
Cash and cash equivalents             $     6,201   $     3,230   $    13,169
Accounts and notes receivable,
  net of reserves of $6,002 in 1999,
  $6,504 in 1998 and $6,374 in 1997       127,801       147,307       160,874
Inventories
  Finished and partly finished
    products                               77,273        89,377        92,245
  Raw materials                            29,872        39,616        51,726
  Stores supplies                          61,476        60,127        61,075
                                          168,621       189,120       205,046
Prepaid expenses                           32,905        48,550        26,506
  Total current assets                    335,528       388,207       405,595
Investments and Other Assets
Investments in affiliates, at cost
  plus equity in undistributed
  earnings                                 41,547        39,668        37,188
Restricted cash related to leases         443,844       438,429       427,026
Other assets                               20,332        19,651        23,877
Goodwill                                  130,593       140,211       148,049
                                          636,316       637,959       636,140
Plant and Equipment
Buildings                                 316,546       323,969       281,988
Machinery and equipment                 3,316,001     3,200,392     2,647,374
                                        3,632,547     3,524,361     2,929,362
  Less-accumulated depreciation         1,185,061     1,048,409       883,265
                                        2,447,486     2,475,952     2,046,097
Land                                       14,448        14,069        13,383
Timber and timberlands, net of
  depletion                                27,681        26,762        26,391
Capital additions in process               64,714        84,537       219,904
                                        2,554,329     2,601,320     2,305,775
                                      $ 3,526,173   $ 3,627,486   $ 3,347,510
Current Liabilities
Current portion of long-term debt     $    85,284   $      -      $      -
Accounts payable                          103,564        88,651        92,330
Payroll and employee benefits              74,796        78,083        65,628
Income taxes                                  730           367         2,844
Property taxes                             10,679        11,661        11,082
Other current liabilities                  36,207        44,199        37,477
  Total current liabilities               311,260       222,961       209,361
Noncurrent Liabilities and
  Deferred Credits
Long-term debt                            802,000     1,054,564       868,665
Capital lease obligations                 467,804       465,613       456,321
Deferred income taxes                     390,991       349,573       309,875
Postretirement benefits                   167,118       148,508       152,470
Other noncurrent liabilities               32,870        31,416        33,151
                                        1,860,783     2,049,674     1,820,482
Shareholders' Investment
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 200,000,000
  shares, par value $1.00 per share;
  issued 91,140,982 shares in 1999,
  90,713,876 shares in 1998 and
  90,009,898 shares in 1997                91,141        90,714        90,010
Capital in excess of par value             71,390        61,657        46,400
Accumulated other comprehensive income     (2,745)       (2,705)       (2,610)
Treasury stock, at cost, 304,025 shares
  in 1999, 409,426 shares in 1998
  and 278,816 shares in 1997               (7,093)       (9,906)       (7,370)
Reinvested earnings                     1,201,437     1,215,091     1,191,237
  Total shareholders' investment        1,354,130     1,354,851     1,317,667
                                      $ 3,526,173   $ 3,627,486   $ 3,347,510


Consolidated Statements of Income   Consolidated Papers, Inc. and Subsidiaries


(Dollars in thousands, except per            For the years ended December 31
  share data)                               1999         1998         1997
Net sales                                $ 1,838,795  $1,989,315   $1,679,311
Cost of goods sold                         1,572,637   1,649,265    1,386,023
  Gross profit                               266,158     340,050      293,288
Selling, general and administrative
  expenses                                   102,374     102,038       83,778
  Income from operations                     163,784     238,012      209,510
Other Income (Expense)
Interest expense                             (82,219)    (95,918)     (49,576)
Interest income                               23,192      31,168       27,079
Miscellaneous, net                             5,370       5,007        3,381
  Total                                      (53,657)    (59,743)     (19,116)
Income before provision for
  income taxes                               110,127     178,269      190,394
Provision for Income Taxes
Current                                        7,226      36,147       46,922
Deferred                                      36,825      35,162       25,428
  Total                                       44,051      71,309       72,350
Net income before extraordinary item          66,076     106,960      118,044
Loss on debt extinguishment, net of
  tax benefit of $3,069                         -        ( 4,603)        -
Net income                               $    66,076  $  102,357   $  118,044
Net income per share before
  extraordinary item - basic             $       .73  $     1.19   $     1.32
Net income per share before
  extraordinary item - diluted           $       .73  $     1.18   $     1.31
Net income per share - basic             $       .73  $     1.13   $     1.32
Net income per share - diluted           $       .73  $     1.13   $     1.31
Average number of common
  shares outstanding                      90,650,922  90,199,750   89,692,396


Consolidated Statements of Shareholders' Investment

                              Accumu-
                     Capital   lated
                        in     Other                                  Compre-
                      Excess  Compre-   Treas-                         hen-
(Dollars in   Common  of Par  hensive    ury   Reinvested              sive
thousands)    Stock   Value   Income    Stock   Earnings    Total      Income
Balance,
  December
  31, 1996   $89,537 $36,049 $(2,290) $(2,020) $1,148,546 $1,269,822
Net income      -       -       -        -        118,044    118,044 $118,044
Cash
  dividends     -       -       -        -        (75,353)   (75,353)    -
Exercise of
  stock
  options        473   9,447    -        -           -         9,920     -
Tax benefit
  related
  to stock
  options       -        962    -        -           -           962     -
Transla-
  tion          -       -     (  320)    -           -       (   320)    (320)
Comprehen-
  sive
  income                                                             $117,724
Treasury
  stock
  purchase      -       -       -      (7,646)       -       ( 7,646)
Issuance of
  treasury
  stock         -        (58)   -       2,296        -         2,238
Balance,
  December
  31, 1997   $90,010 $46,400 $(2,610) $(7,370) $1,191,237 $1,317,667
Net income      -       -       -        -        102,357    102,357 $102,357
Cash
  dividends     -       -       -        -        (78,503)   (78,503)    -
Exercise of
  stock
  options        704  13,506    -        -           -        14,210     -
Tax benefit
  related
  to stock
  options       -      1,703    -        -           -         1,703     -
Transla-
  tion          -       -     (   95)    -           -       (    95)    ( 95)
Comprehen-
  sive
  income                                                             $102,262
Treasury
  stock
  purchase      -       -       -      (5,007)       -       ( 5,007)
Issuance of
  treasury
  stock         -         48    -       2,471        -         2,519
Balance,
  December
  31, 1998   $90,714 $61,657 $(2,705) $(9,906) $1,215,091 $1,354,851
Net income      -       -       -        -         66,076     66,076 $ 66,076
Cash
  dividends     -       -       -        -        (79,730)   (79,730)    -
Exercise of
  stock
  options        427   8,988    -        -           -         9,415     -
Tax benefit
  related
  to stock
  options       -        659    -        -           -           659     -
Transla-
  tion          -       -     (   40)    -           -       (    40)    ( 40)
Comprehen-
  sive
  income                                                             $ 66,036
Issuance of
  treasury
  stock         -         86    -       2,813        -         2,899
Balance,
  December
  31, 1999  $91,141  $71,390 $(2,745) $(7,093) $1,201,437 $1,354,130

Consolidated Papers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                              For the years ended December 31
(Dollars in thousands)                          1999        1998       1997
Cash Flows from Operating Activities
Net income                                   $  66,076  $ 102,357   $ 118,044
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and depletion               179,285    171,156     121,587
      Amortization of goodwill and
        intangibles                             10,048     10,182       7,013
      Debt premium amortization               (    992)  (  7,090)       -
      Undepreciated cost of plant and
        equipment retirements                   10,881      2,577       6,957
      Earnings of affiliates                  (  3,963)  (  4,755)   (  4,557)
      Deferred income taxes                     36,825     35,162      25,428
      (Increase) decrease in accounts
        receivable                              16,492     13,567      11,331
      (Increase) decrease in inventories        15,265     15,926    (  2,508)
      (Increase) decrease in prepaid
        expenses                                20,238   ( 17,508)     11,801
      Increase (decrease) in accounts
        payable                                 14,913   (  3,679)   ( 14,930)
      Increase (decrease) in current
        liabilities, other than current
        portion of long-term debt
        and accounts payable                  ( 12,057)    17,279       1,653
      Increase (decrease) in postretirement
        benefits                                18,610   (  3,962)   (    901)
      Increase (decrease) in other
        noncurrent liabilities                   1,454   (  1,735)   (  6,926)
Net cash provided by operating activities      373,075    329,477     273,992
Cash Flows from Investing Activities
Capital expenditures                          (158,869)  (348,856)   (236,198)
Proceeds from sale of assets                    24,422       -           -
Acquisitions, net of cash                         -          -       (250,690)
Proceeds from sale and leaseback                  -          -        135,600
Other                                         (  2,612)     1,952         130
Net cash (used in) investing activities       (137,059)  (346,904)   (351,158)
Cash Flows from Financing Activities
Cash dividends                                ( 79,730)  ( 78,503)   ( 75,353)
Proceeds from long-term debt                      -       160,000     282,000
Repayment of long-term debt                   ( 20,572)  (143,831)   (405,103)
Net borrowings under lines of credit,
  revolvers and commercial paper              (145,716)    56,397     270,389
Common stock issued (net)                       12,973     13,425       5,474
Net cash provided by (used in)
  financing activities                        (233,045)     7,488      77,407
Net increase (decrease) in cash and
  cash equivalents                               2,971    ( 9,939)        241
Cash and cash equivalents - beginning
  of year                                        3,230     13,169      12,928
Cash and cash equivalents - end of year      $   6,201  $   3,230   $  13,169

Cash paid during the year for:
  Interest                                   $  78,451  $  87,046   $  29,333
  Income taxes                                   4,957     42,838      32,007

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Papers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997

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

	Accounting Standards - Effective July 1, 1999, the company adopted
Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use," which requires the prospective capitalization of certain software development costs which the company had historically expensed. The impact was to capitalize $1.4 million of costs in 1999, which historically would have been expensed.

	The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
The company will adopt the statement in 2001 and does not expect it to have a material impact on the company's financial position, results of operations or cash flows.

	Cash and Cash Equivalents - For financial statement purposes, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value.

	Inventories - Inventories accounted for using the last-in, first-out
(LIFO) cost method (approximately 60% in 1999, 50% in 1998 and 45% in
1997) are stated at amounts that do not exceed market. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the company, inventories would have been higher than that reported at December 31, 1999, 1998 and 1997, by $16.3 million, $18.2 million and
$21.5 million, respectively. The remaining inventories are stated at the lower of cost or market using the FIFO method, except for stores supplies and certain manufacturing supplies, which are accounted for on a moving average cost basis.

	Goodwill Resulting from Business Acquisitions - Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired. Goodwill is amortized on a straight-line basis over 15 to 20 years. Amortization of goodwill resulting from business acquisitions was $9.6 million, $9.1 million and $5.6 million in 1999, 1998 and 1997, respectively. At
December 31, 1999, accumulated amortization of goodwill was $30.9 million. Subsequent to acquisitions, the company continues to evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill is not recoverable. Recoverability is determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of those assets.

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

	The company's policy is to capitalize interest incurred on debt during the course of major projects that exceed one year in construction.
Interest capitalized in 1999, 1998 and 1997 was $0.1 million, $1.6 million and $3.1 million, respectively.

	Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts.

	Research and Development - Research and development costs are charged to expense as incurred. Research and development expenses in 1999, 1998 and 1997 were approximately $7.5 million, $7.3 million and $6.8 million, respectively.

	Timber and Timberlands - Timber and timberlands are recorded at cost, less depletion for cost of timber harvested. Depletion is computed on the units-of-production method. Timber carrying costs are expensed as incurred.

	Accounts Payable - The company's banking system provides for the daily replenishment of major bank accounts for check-clearing requirements.
Accordingly, there were negative book cash balances of $28 million, $24 million and $30 million at December 31, 1999, 1998 and 1997, respectively. Such balances result from outstanding checks that had not yet been paid by the bank and are reflected in accounts payable in the Consolidated Balance Sheets.

	Environmental Matters - The company recognizes a liability for environmental remediation costs when it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and are generally recognized no later than completion of a remedial feasibility study. The company accrues closure costs and discounted amounts for long-term care costs for its landfills over their estimated useful lives. As of December 31, 1999, the company had accrued $5.9 million of the anticipated $7.0 million for such costs. Management believes that resolution of existing environmental matters will not have a material impact on the company's results of operations or financial position.

	Income Taxes - Deferred income taxes have been provided for temporary differences arising from differences in bases of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences at the tax rate expected to be in effect when the temporary differences reverse.

	Net Income per Share - Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per share is calculated based on the dilutive effect of potential common shares.

	Basic and diluted earnings per share are reconciled as follows:

                                            For the Years Ended December 31
    (In thousands, except per share data)   1999          1998         1997
	Net income before extraordinary
       item                               $ 66,076      $106,960     $118,044

	Basic weighted average common
	  shares outstanding                90,650,922    90,199,750   89,692,396
	Effect of exercise of stock
	  options                              314,467       355,996      347,510
	Diluted weighted average common
	  shares outstanding                90,965,389    90,555,746   90,039,906
	Net income per share before
	  extraordinary item - basic           $   .73     $   1.19     $   1.32
	Net income per share before
	  extraordinary item - diluted         $   .73     $   1.18     $   1.31

	Options to purchase an additional 499,000 shares of common stock were outstanding during 1999 but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares.

	Stock Split - In April 1998, the board of directors approved a two-for-one stock split. The split was completed by distributing one additional share of stock for each share held on the record date of May 8, 1998.
The financial statements, notes and other references to share and per share data reflect the stock split for all periods presented.

 2.	Acquisitions.  Effective October 1, 1997, the company acquired all of the outstanding stock of Repap USA, Inc., a holding company for Repap
Wisconsin, Inc. and Repap Sales Corporation, for approximately $258 million in cash and assumed debt of $419 million and other liabilities of
$156 million.  The company renamed these operations Inter Lake Papers,
Inc., Inter Lake Wisconsin, Inc. and Inter Lake Sales Corp.,
respectively.  This acquisition was accounted for as a purchase and, accordingly, the assets and liabilities have been stated at their fair values with the excess of purchase price over assets acquired and liabilities assumed being recorded as goodwill.  Goodwill of $96 million resulting from the acquisition will be amortized over 20 years.  Results of operations of the acquired company are included in the consolidated financial statements subsequent to the acquisition.

	During 1997 and 1999, the company repurchased $356 million and $21 million, respectively, of the $377 million face value public debt of Repap Wisconsin, Inc. The difference between the purchase price and fair value was not material.

	The unaudited consolidated pro forma results of operations for the period ended December 31, 1997, assume the Inter Lake Papers acquisition occurred as of January 1, 1997. The pro forma information is provided for information purposes only. It is based on historical information and, therefore, is not necessarily indicative of either the results that would have occurred had the acquisition been made as of that date or of future results.

                                                           For the year ended
                                                                 December 31,
                                                                         1997
    (In thousands, except per share data)                         (Unaudited)
    Net sales                                                      $2,025,628
    Net income                                                         62,916
    Net income per share - diluted                                        .70

	This pro forma information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

3.	Asset Impairment and Sale of Assets.  In April 1999, the company retired a paper machine production line at its Niagara Division.  The machine was retired as a result of market conditions and production inefficiencies compared with other production lines.  The sales and resulting operating profit generated from the previous operations of these assets have been moved to other available capacity. In accordance with SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of," the company recorded a $4.5 million pretax write-off of these assets.

	In May 1999, the company sold the assets of Castle Rock Container
Company, a division of Consolidated Papers, Inc. and manufacturer of corrugated products, to St. Laurent Packaging Corp. The sale proceeds approximated net book value.


4.	Long-term Debt and Lines of Credit.  A summary of long-term debt as of
December 31 is as follows:

     (In thousands)                          1999            1998      1997
     Term loan from a financial
     institution, unsecured,
     with interest at 7.20%,
     due June 30, 2000                   $  30,000       $  30,000  $  30,000

     Term loan from a financial
     institution, unsecured,
     with interest at 7.65%,
     due June 30, 2005                      55,000          55,000     55,000

     Term loan from a financial
     institution, secured by equipment,
     with interest at 12.08%, due
     January 1, 2007, repurchased in
     May and June 1998                        -               -        30,241

     Senior Notes with interest
     at 6.71% to 7.14%, due October 31,
     2004 to October 31, 2017              277,000         277,000    277,000

     Senior Notes with interest at 6.93%
     to 7.30%, due May 8, 2009
     to May 8, 2023                        160,000         160,000       -

     Industrial Revenue Bonds with
     interest at 5.6% at December
     31, 1999, reset weekly,
     due July 1, 2012                        5,000           5,000      5,000

     First Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with interest
     at 9.25%, due February 1, 2002,
     repurchased in February 1999            -              20,369     20,620

     Second Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with interest
     at 9.875%, due May 1, 2006,
     repurchased in May 1999                  -              1,195      1,204

     Revolving credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 6.68%, 5.35% and 5.91%,
     respectively                          190,000         400,000    440,000

     Commercial Paper with a weighted
     average interest rate of 6.28%         55,284            -          -

     Line of credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 6.33%, 6.08% and 6.91%,
     respectively                          115,000        106,000       9,600
                                           887,284      1,054,564     868,665
     Less - current portion                 85,284           -           -
     Total long-term debt               $  802,000     $1,054,564   $ 868,665

	The company has a $700 million unsecured revolving credit agreement with 14 participating financial institutions with an expiration date of September 26, 2002. This agreement has a competitive bid loan option with varying rates of interest. The company pays the banks a facility fee under this agreement.

	In 1999, the company entered into a $100 million unrated commercial paper program.

	The company has $325 million in unsecured lines of credit with seven financial institutions. There are no commitment fees for these lines of credit. Amounts due under these lines of credit have been classified as long-term debt because the company has the intent and the unused facilities to refinance the loans on a long-term basis.

	The debt agreements, as amended in 1999, contain restrictions on net worth and other matters.

	In 1998, the company recorded an extraordinary loss of $4.6 million after taxes as a result of the early redemption of $143.8 million face value term loan. This term loan was assumed as part of the operating lease buyout on production equipment at Lake Superior Paper Industries, which occurred partly in 1997 and was completed in January 1998 (see Note 5).
The loss consisted primarily of a prepayment penalty and costs associated with the early redemption, net of the write-off of the remaining debt premium and net of tax benefits of $3.1 million. The redemption of the 12.08% debt was financed with proceeds from the $160 million private placement notes with interest rates between 6.93% and 7.30%.

	As of December 31, 1999, the maturities of long-term debt are as follows:

     (In thousands)        2000            $  85,284
                           2001                 -
                           2002              190,000
                           2003                 -
                           2004               81,000
                           Thereafter        531,000

5.	Leases.  The company sold certain assets for $136 million in December
1997.  The assets were leased back from the purchaser over a period of 16 years.  The lease is being accounted for as an operating lease, and the resulting gain of $17 million is being amortized over the life of the lease.  The lease requires the company to pay customary operating and repair expenses and to observe certain operating restrictions and covenants.  The lease contains renewal options at lease termination and purchase options at amounts approximating fair market value in 2005, 2010 and at lease termination.

	The company also sold certain assets for $253 million and $169 million in May 1996 and September 1996, respectively. The assets were leased back from the purchaser over a period of 15 years. Under the agreements, the company will maintain deposits, initially in the amount of $393 million, which together with interest earned are expected to be sufficient to fund the company's lease obligations, including the repurchase of the assets.
These lease agreements contain restrictions on net worth and other matters. These transactions are being accounted for as financing arrangements, and the resulting gains are amortized over a 15-year period. At December 31, 1999, the company recorded assets for the deposits from the sale proceeds of $456 million and liabilities for the lease obligations of $478 million. $12 million of both the deposits and lease obligations are recorded as current. The net amount of capital lease assets at December 31, 1999, is $239 million.

	The company also leases certain manufacturing facilities, office space, and machinery and equipment under various operating lease agreements, which have remaining lease terms of two to 10 years. Rent expense under all operating leases was approximately $12.9 million, $11.0 million and $33.8 million for 1999, 1998 and 1997, respectively.

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

	Future scheduled minimum lease payments under capital and noncancelable operating leases as of December 31, 1999, are as follows:

     (In thousands)                      Operating Leases     Capital Leases
     2000                                   $  13,100           $  20,519
     2001                                      11,843              27,792
     2002                                      10,578              29,194
     2003                                       8,052              30,667
     2004                                       7,780              32,040
     Thereafter                                70,230             801,508
     Total minimum lease payments           $ 121,583           $ 941,720

     Imputed interest                                            (462,258)
     Present value of capitalized lease payments                  479,462
     Less current portion
       (included in other current liabilities)                     11,658
     Long-term capitalized lease obligations                    $ 467,804

 6.	Fair Values of Financial Instruments.  The carrying amounts and fair values of the company's financial instruments at December 31 were as follows:

                         1999                1998                 1997
                   Carrying     Fair   Carrying     Fair     Carrying    Fair
  (In thousands)    Amount      Value   Amount      Value     Amount     Value
Restricted cash
  related to
  leases           $455,502 $455,502  $  457,012 $  457,012 $439,675  $439,675
Current portion
  of long-term
  debt               85,284   86,422        -         -        -         -
Long-term debt      802,000  766,992  1,054,564   1,072,071  868,665   875,534

	The following methods and assumptions were used by the company in estimating fair values:

	Cash, cash equivalents, accounts receivable and accounts payable - The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

	Restricted cash - The carrying value approximates fair value due to the nature of these instruments.

	Long-term debt (including current portion) - The fair value of the company's long-term debt is estimated based on current rates offered to the company for debt of the same remaining maturities.

7.	Risk Management.  The company periodically uses forward contract agreements to manage its exposure to market pricing for certain commodity purchases.  Payments or receipts for fluctuations in market pricing under these agreements are recorded as adjustments to cost of sales and were not material in any period.  The company neither holds nor issues financial instruments for trading purposes.

 8.	Employee Pension and Other Benefit Plans.  The company and its subsidiaries sponsor noncontributory pension plans covering substantially all employees.  Retirement benefits are provided based on employees'
years of service and earnings.  Normal retirement age is 65, with provisions for earlier retirement.  It is the policy of the company to fund at least the minimum required amount in accordance with the Employee
Retirement Income Security Act of 1974 (ERISA).  This policy generally includes amortization of unfunded prior service costs in accordance with minimum ERISA standards.

	The company also provides certain contributory and noncontributory medical, dental and life insurance benefits to qualifying retirees.
Benefits for some of the plans are paid from trusts that hold corporate and U.S. Treasury debt securities and corporate equities.

	The postretirement benefits for both active and retired employees of Inter Lake Papers, Inc. and related subsidiaries were continued after the acquisition. The amounts herein reflect the assumption of these additional liabilities and costs.

	Summarized information on the company's postretirement plans as of December 31 is as follows:

                       Pension Benefits                  Other Benefits
(In thousands)   1999       1998       1997       1999       1998       1997
Change
  in benefit
  obligation
  Benefit
    obligation
    at
    begin-
    ning of
    year     $ 529,584  $ 480,029  $ 444,637  $ 238,248  $ 221,325  $ 157,705
  Service
    cost        19,529     16,769     13,760      6,532      5,792      4,619
  Interest
    cost        35,359     33,117     31,247     15,583     15,039     11,736
  Amendments     7,876      2,648       -        (3,966)      -          -
  Acquisition     -          -          -          -          -        54,610
  Net
    actuar-
    ial
    loss/
    (gain)     (64,191)    21,592     13,172    (35,728)     5,313       (399)
  Benefits
    paid       (26,629)   (24,571)   (22,787)   (11,195)    (9,221)    (6,946)

  Benefit
    obliga-
    tion
    at end
    of year  $ 501,528  $ 529,584  $ 480,029  $ 209,474  $ 238,248  $ 221,325

Change in
    plan
    assets
  Fair
    value
    of plan
    assets
    at be-
    ginning
    of year  $ 633,092  $ 615,648  $ 514,314  $  57,059  $  52,637  $  39,463

  Actual
    return on
    plan
    assets      91,812     41,815    123,937     12,013        741      9,076
  Employer
    contri-
    butions        251        200        184      2,911     12,902     11,044
  Benefits
    paid       (26,629)   (24,571)   (22,787)   (11,195)    (9,221)    (6,946)
  Fair
    value
    of plan
    assets
    at end
    of year  $ 698,526  $ 633,092  $ 615,648  $  60,788  $  57,059  $  52,637

Net amount
 recognized
  Funded
    status   $ 196,998  $ 103,508  $ 135,619  $(148,686) $(181,189) $(168,688)
  Unrecog-
    nized
    prior
    service
    cost        24,342     19,151     19,072   ( 19,229)  ( 16,657)  ( 18,051)
  Unrecog-
    nized
    tran-
    sition
    (asset)   ( 11,349)  ( 14,188)  ( 17,027)      -          -          -
  Unrecog-
    nized
    net
    actu-
    arial
    loss/
    (gain)    (223,169)  (121,526)  (148,938)   (13,264)    30,166     21,830
  (Accrued)
    benefit
    cost     $ (13,178) $ (13,055) $ (11,274) $(181,179) $(167,680) $(164,909)

Amounts
  recog-
  nized
  in the
  statement
  of fin-
  ancial
  position
  consist
  of
  Prepaid
    benefit
    cost     $  30,614  $  22,605  $  17,415  $    -     $    -     $    -
  Accrued
    benefit
    lia-
    bility     (43,792)   (35,660)   (28,689)  (181,179)  (167,680)  (164,909)
  Net
    amount
    recog-
    nized    $ (13,178) $ (13,055) $ (11,274) $(181,179) $(167,680) $(164,909)

Weighted-
  average
  assump-
  tions at
  end of
  year
  Discount Rate   7.75%      6.75%      7.00%       7.75%     6.75%      7.00%
  Expected
    return
    on
    plan
    assets        9.00%      9.00%      9.00%       9.00%     9.00%      9.00%
  Rate of
    compen-
    sation
    increase      5.00%      5.00%      5.00%       5.00%     5.00%      5.00%

	The increase in discount rate from 6.75% at the end of 1998 to 7.75% at the end of 1999, accounted for $66.8 million of the net actuarial gain on the change in benefit obligation in the pension benefits and $30.5 million of the net actuarial gain on the change in benefit obligation in the other benefits.

	For measurement purposes, the health care cost trend rates are as follows:

	For participants who retired before January 1, 1995, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed through 2000. The rate was assumed to decrease to 5% for 2001 and remain at that level thereafter.

	For participants who retired after January 1, 1995, a 5.25% annual rate of increase in the per capita cost of covered health care benefits was assumed through 2000. The rate was assumed to decrease to 4% for 2001 and remain at that level thereafter.

	The net periodic benefit cost as of December 31 is as follows:

                       Pension Benefits                  Other Benefits
(In thousands)   1999       1998       1997       1999       1998       1997
Components
  of net
  periodic
  benefit
  cost
  Service
    cost     $  19,529  $  16,769  $  13,760  $   6,532  $   5,792  $   4,619
  Interest
    cost        35,359     33,117     31,247     15,583     15,039     11,736
  Expected
    return
    on
    plan
    assets     (52,780)   (46,855)   (41,990)    (4,946)    (4,446)    (3,490)
  Amortiza-
    tion of
    prior
    service
    cost         2,688      2,568      2,568     (1,394)    (1,394)    (1,394)
  Amortiza-
    tion of
    transi-
    tion
    (asset)     (2,839)    (2,839)    (2,839)      -          -          -
  Recognized
    net actu-
    arial
    loss/
    (gain)      (1,583)    (  779)    (  172)       635        682        702
  Net peri-
    odic
    benefit
    cost     $     374  $   1,981  $   2,574  $  16,410  $  15,673  $  12,173

	The net actuarial loss/(gain) in excess of a 10% corridor, the prior service cost and the transition (asset) are being amortized on a straight-line basis over the average remaining service period of active participants at the date established.

	The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $9.5 million, $5.8 million and $0, respectively, as of December 31, 1999, $8.6 million, $4.1 million and $0, respectively, as of December 31, 1998, and $8.5 million, $3.9 million and $0, respectively, as of December 31, 1997.

	Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rate would have the following effects:

    (In thousands)                             1% Increase       1% Decrease
	Effect on total of service and interest
	  cost components                            $3,397           ($2,711)
	Effect on postretirement benefit
	  obligation                                 27,156           (22,189)

9.	Shareholders' Investment.  In April 1989, the shareholders approved a
Stock Option Plan providing for granting of options to directors, officers and all other nonunion employees.  In April 1998, the company adopted a similar plan, the 1998 Incentive Compensation Plan.  This plan provides for the granting of options, stock appreciation rights, stock or cash awards to directors, officers and all other nonunion employees. The company accounts for these plans under Accounting Principles Board
Opinion No. 25, under which no compensation cost has been recognized.
Had compensation cost for these plans been determined consistent with
FASB Statement No. 123, basic earnings per share would have been reduced by $.05, $.01 and $.02 for the years ended December 31, 1999, 1998 and
1997, respectively.  Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

	The plans reserved 10 million shares of common stock to be issued at prices equal to 100% of the fair market value of the shares on the date the option is granted. Options are exercisable not earlier than six months and not later than 10 years after the date of the grant.

	Of the 2,550,308 options outstanding at December 31, 1999, 1,321,430 have exercise prices between $19.44 and $23.38, with a weighted average exercise price of $21.38 and a weighted average remaining contractual life of 5.90 years. 703,639 of these options are exercisable with a weighted average exercise price of $20.79. The remaining 1,228,878 options have exercise prices between $24.06 and $32.97, with a weighted average exercise price of $26.97 and a weighted average remaining contractual life of 7.19 years. 801,841 of these options are exercisable with a weighted average exercise price of $26.58.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively:
risk-free interest rates of 6.68%, 4.95% and 5.79%; expected dividend yields of 2.77%, 3.20% and 3.15%; expected lives of 10, 10 and 10 years;
and expected volatility of 105.91% and 30.14% for 1999 options, 26.05%, 27.75% and 29.50% for 1998 options, and 19.25% and 18.81% for 1997 options.


	An analysis of the stock option plans at December 31, 1999, 1998 and 1997 follows:

                          Weighted              Weighted             Weighted
                           Average               Average              Average
                  1999    Exercise     1998     Exercise     1997    Exercise
                 Shares     Price     Shares      Price     Shares     Price
Outstanding at
  beginning of
  year          2,302,480   $24      2,411,328   $ 22     2,331,104    $ 21
Granted           641,477    22        534,728     29       475,258      24
Exercised        (316,420)   20       (617,664)    19      (338,358)     19
Expired or
  canceled       ( 77,229)   25       ( 25,912)    27      ( 56,676)     24
Outstanding at
  end of year   2,550,308    24      2,302,480     24     2,411,328      22
Exercisable at
  end of year   1,505,480    24      1,389,427     22     1,611,150      20

Weighted
  average fair
  value of
  options
  granted       $   15.59             $   8.09             $   6.30

	There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the Board of Directors. As of December 31, 1999, none of the shares had been issued.

10.	Income Taxes.

	The provision for income taxes includes the following components:

    (In thousands)                  1999           1998          1997
Current:
       Federal                    $  3,409       $ 29,383     $ 39,040
       State                         3,817          3,695        7,882
         Total current               7,226         33,078       46,922

     Deferred:
       Federal                      37,987         33,311       23,591
       State                       ( 1,162)         1,851        1,837
         Total deferred             36,825         35,162       25,428

     Total provision              $ 44,051       $ 68,240     $ 72,350

	The following summarizes the major differences between the U.S. statutory tax rates and the company's effective tax rates:

                                      1999         1998          1997

     Statutory federal tax rates      35.0%        35.0%         35.0%
     State income taxes                1.6          2.7           3.3
     Other items                       3.4          2.3           (.3)

     Effective tax rates              40.0%        40.0%         38.0%

	Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In thousands)                         1999         1998        1997
       Deferred tax assets:
         Postretirement benefits           $  71,931    $  66,524   $  65,395
         Accrued vacation                     13,696       12,866      10,029
         Net operating loss carryforward      41,145       51,191      50,322
         AMT credit                            4,379        3,546       1,403
         Tax credit carryforward              10,706       11,757       7,875
         Capital loss carryforward             7,574        8,974       8,449
         Valuation allowance                (  7,841)    ( 10,504)   (  7,907)
         Other                                47,280       20,321      23,184
       Total deferred tax assets             188,870    __164,675     158,750
       Deferred tax liabilities:
         Plant and equipment                (516,400)    (476,184)   (432,265)
         Equity method investments          ( 10,683)    ( 10,140)   ( 10,576)
         Other                              ( 37,960)    ( 11,778)   ( 13,428)
       Total deferred tax liabilities       (565,043)    (498,102)   (456,269)

       Net deferred tax liability          $(376,173)   $(333,427)  $(297,519)

	The consolidated balance sheets reflect current deferred income taxes of $14.8 million, $16.2 million and $12.4 million in prepaid expenses and a long-term deferred income tax liability of $391.0 million, $349.6 million and $309.9 million at December 31, 1999, 1998 and 1997, respectively.

	As of December 31, 1999, the company had tax carryforwards of approximately $63.8 million which expire from 2000 through 2013. Due to the uncertainty of the realization of certain tax carryforwards, the company has established a valuation allowance against these carryforwards. This valuation allowance reduced the deferred tax asset to a net amount that the company believed more likely than not that it would realize based on the company's estimates of its future earnings and the expected timing of temporary difference reversals.

11.	Other Commitments.  The company has agreed to purchase paper mill process steam from the City of Duluth Steam District No. 2 Cooperative
Association at a unit cost to be determined based upon operating, maintenance and capital costs of the steam plant.  In addition, the company pays an amount equal to the principal and interest requirements on $5.4 million of outstanding Steam Utility Revenue Bonds as of
December 31, 1999, which mature at various times through April 1, 2002, and certain other costs through April 1, 2008, principally capital expenditures.  The company paid $2.8 million in 1999, 1998 and 1997, to service these bonds.  Annual payments for the principal and interest portion of these bonds are expected to be $2.8 million in 2000 and 2001, with a final payment of $0.7 million in 2002.

	As of December 31, 1999, the company had capital expenditure commitments outstanding of approximately $139 million.

12.	Segment Information.  The company's principal business is the manufacture of paper and paper-related products.  Consolidated Papers, Inc. is a leading manufacturer of coated and supercalendered printing papers.  The company is also the nation's leading manufacturer of specialty papers used in consumer product packaging and labeling.  Other products and services include recycled pulp made from printed, preconsumer and postconsumer scrap paper, paperboard, paperboard products, and hospitality and lodging services provided at a company-owned hotel.

	The company's headquarters and major operating facilities are all located in the United States. Some forestlands are located in Canada. These
Canadian operations account for $0.6 million of consolidated total assets.

	The principal markets for the company's products are in the United
States. Export sales, primarily to Canada, amounted to $91.6 million in 1999, $88.2 million in 1998 and $65.8 million in 1997.

	Sales to one customer amounted to 13.6%, 13.6% and 14.3% of consolidated net sales in 1999, 1998 and 1997, respectively. Sales to another customer amounted to 11.1%, 10.1% and 10.2% of net sales in 1999, 1998 and 1997, respectively.

	The company is managed along product lines including coated and supercalendered printing papers, specialty papers and paperboard products. Several operating divisions producing groundwood-free, groundwood and supercalendered papers have been aggregated into the coated and supercalendered printing papers reportable segment because these operating segments are similar in economic characteristics, products, production processes, type of customer and distribution methods. The specialty papers and paperboard products operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the "Other" category. The 1997 and 1998 "Other" category also included corrugated products from the company's Castle Rock
Container Company, which was sold in 1999.

	The coated and supercalendered printing papers reportable segment derives revenues from the sale of printing papers used by commercial printers and publishers for magazines, annual reports, advertising brochures, catalogs, coupons and newspaper inserts. The "Other" category includes the sales of specialty papers (used for flexible packaging, pressure-sensitive labels and technical papers), recycled pulp and paperboard products as well as revenues from the company-owned hotel.

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

	Financial information by business segment follows:

                                 Printing               Corporate
     (In thousands)               Papers      Other      Items        Total
1999
     Revenues                  $1,615,215  $  266,237  $( 42,657)  $1,838,795
     Segment profit (loss)        240,642      25,516   (156,031)     110,127
     Total assets               2,665,953     299,447    560,773    3,526,173
     Capital expenditures         137,112      13,720      8,037      158,869
     Depreciation and
       amortization               167,429      18,027      2,885      188,341

     1998
     Revenues                  $1,751,226  $  281,690  $( 43,601)  $1,989,315
     Segment profit (loss)        323,475      16,575   (161,781)     178,269
     Total assets               2,754,789     325,538    547,159    3,627,486
     Capital expenditures         315,459      29,663      3,734      348,856
     Depreciation and
       amortization               160,514      18,168   (  4,434)     174,248

     1997
     Revenues                  $1,440,005  $  284,820  $( 45,514)  $1,679,311
     Segment profit (loss)        264,710      28,578   (102,894)     190,394
     Total assets               2,514,870     313,684    518,956    3,347,510
     Capital expenditures         181,582      50,338      4,278      236,198
     Depreciation and
       amortization               105,063      21,248      2,289      128,600

13.	Subsequent Event.  On February 22, 2000, the Company and Stora Enso Oyj
executed a definitive agreement for Stora Enso to acquire Consolidated
Papers, Inc. for approximately $4.8 billion. Under the terms of the agreement, all of the issued and outstanding shares of Consolidated
Papers will be converted, at the election of the holder, into cash or
Stora Enso ADR's (American Depositary Receipts representing an interest in underlying Series R shares of Stora Enso), or a combination of cash and ADRs, with a targeted value of $44.00 per Consolidated Papers share.
The transaction has been unanimously approved by the boards of directors of both companies. The consummation of the sale, which is subject to regulatory approval and the approval of the shareholders of both companies, is expected to occur in August 2000.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1999 and 1998:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
1999
Net sales              $ 459,233  $ 435,119  $ 471,431  $ 473,012  $ 1,838,795
Gross profit              61,177     56,339     71,117     77,525      266,158
Net income                13,970     10,080     19,442     22,584       66,076
Net income per share -
  diluted                    .15        .12        .21        .25          .73

1998
Net sales              $ 517,009  $ 508,437  $ 491,580  $ 472,289  $ 1,989,315
Gross profit             104,127     94,045     69,584     72,294      340,050
Net income after
  extraordinary item      39,043     27,100     17,179     19,035      102,357
Net income per share
  after extraordinary
  item-diluted               .43        .30        .19        .21         1.13

Per share amounts have been restated in 1998 to reflect the two-for-one stock split of May, 1998.

1998 amounts reflect a $4.6 million after taxes extraordinary loss on debt extinguishment.

Net income per share is based upon the weighted average number of shares outstanding during the period.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of Consolidated Papers, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated
Papers, Inc. (a Wisconsin corporation) and subsidiaries as of December 31,
1999, 1998 and 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management.
Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Papers, Inc. and subsidiaries as of December 31, 1999, 1998 and
1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



/s/ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
January 14, 2000
(except with respect to
the matter discussed in
Note 13, as to which the
date is February 22, 2000).



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the independent public accountants (Arthur Andersen LLP) on accounting and financial disclosure.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The identification of directors and all persons nominated to become directors, as required by Item 10 of this Form 10-K, will be included in the Proxy
Statement to Shareholders which will be filed with the Securities and Exchange
Commission for the Annual Meeting of Shareholders to be held on or prior to June 30, 2000 and is incorporated herein by reference.

The identification of executive officers of the registrant, as required by
Item 10 of this Form 10-K, is included in Item 1 of Part I of this Form 10-K
Annual Report.


Item 11.  EXECUTIVE COMPENSATION.

The information regarding executive compensation required by Item 11 of this Form 10-K will be included in the Proxy Statement to Shareholders which will be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on or prior to June 30, 2000 and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information about security ownership required by Item 12 of this Form 10-K will be included in the Proxy Statement to Shareholders which will be filed with the Securities and Exchange Commission for the Annual Meeting of Shareholders to be held on or prior to June 30, 2000 and is incorporated herein by reference.


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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K Annual
     Report:

     1.  Financial Statements.

         Included in Item 8 of Part II of this Form 10-K are the following financial statements, related notes thereto, and auditor's report:

            Consolidated Balance Sheets As Of December 31, 1997, 1998 and
            1999.

            Consolidated Statements of Income for the Years Ended December 31,
            1997, 1998 and 1999.


            Consolidated Statements of Shareholders' Investment for the Years
            Ended December 31, 1997, 1998 and 1999.

            Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1997, 1998 and 1999.

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

Milwaukee, Wisconsin,
March 22, 2000.

(b)  The following exhibits are filed as a part of this Form 10-K Annual
     Report:

      3.a.	Restated Articles of Incorporation of Consolidated Papers, Inc.
(Filed as Exhibit (3)(i) to Form 10-Q for the quarter ended
March 31, 1996 and incorporated herein by reference.)

      3.b.	Bylaws of Consolidated Papers, Inc. (Filed as Exhibit 3.b. to Form
10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

      4.a.	$750,000,000 Credit Agreement among the Registrant and Wachovia
Bank of Georgia, N.A. (Filed as Exhibit 4.a. to Registrant's
Current Report on Form 8-K (Date of Report September 30, 1997) and
incorporated herein by reference.)

      4.b.	$277,000,000 Note Purchase Agreement dated October 15, 1997
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

     10.a.	Consolidated Papers, Inc. 1989 Stock Option Plan.  (Filed as
Exhibit 10.a. to Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.)

     10.b.	Consolidated Employees' Tax-saver & Investment Plan.  (Filed as
Exhibit 10.b. to Form 10-K for the fiscal year ended December 31,
1993 and incorporated herein by reference.)

     10.c.	Consolidated Employees' Stock Ownership Plan.  (Filed as Exhibit
10.c. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

     10.d.	Consolidated Salaried Employees' Retirement Plan.  (Filed as
Exhibit 10.d. to Form 10-K for the fiscal year ended December 31,
1993 and incorporated herein by reference.)

     10.e.	1992 Compensation Award Program description.  (Filed as Exhibit
10.e. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

     10.f.	1993 Compensation Award Program description.  (Filed as Exhibit
10.f. to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

     10.g.	1994 Compensation Award Program description.  (Filed as Exhibit
10.g. to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

     10.h.	1995 Compensation Award Program description.  (Filed as Exhibit
10.h. to Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.)

     10.i.	1996 Compensation Award Program description.  (Filed as Exhibit
10.i. to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.)

     10.j.	1997 Compensation Award Program description.  (Filed as Exhibit
10.j. to Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

     10.k.	Consolidated Papers, Inc. 1998 Incentive Compensation Plan.
(Filed with the Registrant's proxy statement dated March 17, 1998 and incorporated by reference.)

     10.l.	1998 Compensation Award Program description. (Filed as Exhibit
10.l. to Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

     10.m.	1999 Compensation Award Program description. (Filed electronically herewith.)

     10.n.	Change of Control Agreement. (Form of change-of-control agreement and Amendment No. 1 thereto entered into by the Company and each of the following officers:

		Richard J. Kenney, Senior Vice President, Finance
		Ronald E. Swanson, Senior Vice President
		James E. Shewchuk, Senior Vice President, Administration
		Michael R. Mader, Vice President
		David A. Krommenacker, Vice President, Packaging Operations
		John B. Steele, Vice President, Free Sheet Operations
		Roger L. Wangen, Vice President, Groundwood Operations
		Donald J. Wachowiak, Vice President, Manufacturing
		Carl H. Wartman, Secretary and General Counsel
		David P. Nimtz, Controller
		Donna G. Stephens, Treasurer
		Paul W. Clancy, Vice President, Marketing
		John F. Gillen, Vice President, Publication Sales
		Kevin D. Mullen, Vice President, Merchant Sales
		Robert F. Leach, Vice President, Information Technology

		These agreements are identical.) (Filed electronically herewith.)

     10.o.	Change of Control Agreement between the Company and Gorton M.
Evans, including Amendment No. 1 thereto. (Filed electronically herewith.)

     21.	Subsidiaries of the Registrant. (Filed electronically herewith.)

     27.	Financial Data Schedule. (Filed electronically herewith.)

     99.	Form 11-K Annual Report of the Consolidated Employees' Tax-saver &
Investment Plan for the year ended December 31, 1999 (to be filed within 180 days after the Plan's year-end).

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

          CONSOLIDATED PAPERS, INC.
                  Registrant

/s/Gorton M. Evans                                          March 22, 2000
Gorton M. Evans, President and                                  Date
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/George W. Mead                                    Date   March 22, 2000
George W. Mead, Chairman of the Board,
and Director

/s/Gorton M. Evans                                   Date   March 22, 2000
Gorton M. Evans, President and
Chief Executive Officer, and Director

/s/Richard J. Kenney                                 Date   March 22, 2000
Richard J. Kenney, Senior Vice President, Finance
(Principal Financial Officer)

/s/David P. Nimtz                                    Date   March 22, 2000
David P. Nimtz, Controller

                                                     Date
Ruth Baldwin Barker, Director

/s/Wiley N. Caldwell                                 Date   March 22, 2000
Wiley N. Caldwell, Director

/s/James D. Ericson                                  Date   March 22, 2000
James D. Ericson, Director

/s/J. Joseph King                                    Date   March 22, 2000
J. Joseph King, Director

/s/Bernard S. Kubale                                 Date   March 22, 2000
Bernard S. Kubale, Director

/s/D. Richard Mead, Jr.                              Date   March 22, 2000
D. Richard Mead, Jr., Director

/s/Gilbert D. Mead                                   Date   March 22, 2000
Gilbert D. Mead, Director

/s/Lawrence R. Nash                                  Date   March 22, 2000
Lawrence R. Nash, Director

/s/Glenn N. Rupp                                     Date   March 22, 2000
Glenn N. Rupp, Director

/s/Cynthia M. Sargent                                Date   March 22, 2000
Cynthia M. Sargent, Director

/s/John S. Shiely                                    Date   March 22, 2000
John S. Shiely, Director


Schedule II - Valuation and Qualifying Accounts (Dollars in Thousands).

Changes in the reserves other than accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                  Charges
                                                    For
                                                  Purposes
                                                  For Which
                                                   Reserve
                          Beginning    Charged       Was       Ending
                           Balance    To Income    Created     Balance
Reserves deducted from
assets in consolidated
balance sheet -
  Reserve for doubtful
  accounts - year ended
  December 31, 1999        $ 6,504     $  (270)    $   232     $ 6,002

               1998        $ 6,374     $   554     $   424     $ 6,504

               1997        $ 5,313     $ 1,143     $    82     $ 6,374




EXHIBIT 10.m. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

June 15, 1999



TO:

The Compensation Award Program is being continued for 1999. The past success of this program in focusing the efforts of our employees in controlling costs has been well documented. While past savings have been substantial and allowed us to continue to compete in today's ever-increasing competitive marketplace, we believe opportunities still exist for future savings. This program has been developed to focus employees in looking for those opportunities and allows them to share in the success of our organization by objectively measuring performance toward business related goals.

Similar to last year's program, each operating division will be measured on the same four categories (controllable costs, safety performance, quality performance and productivity). Each division will measure their performance against their particular goals. A fifth category is determined by each division based on their own needs.

Once again, staff departments will have 80% of their CAP award determined by the average of the operating divisions. The remainder of the CAP award will be based on the department's performance in completing their specific CAP goals.

The 1999 program outline is attached. Your manager will communicate specific divisional and departmental goals.

The Compensation Award Program has proven to be successful in the past both for the company and our employees. I am confident the 1999 program will once again prove to be beneficial.

/s/Gorton M. Evans



1999 COMPENSATION AWARD PROGRAM

Eligibility.

You will be eligible for a CAP award in 1999 based upon the following conditions:

1.	You must be a management employee from January 1, 1999 through December 31,
1999.

2.	You must be eligible to participate in TIP.


Targets.

The 1999 Compensation Award Program is once again designed to have different goals for operating divisions and staff departments. This enables the company to more appropriately reward employees in each area of the company for their results.

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

The 1999 CAP award categories and award matrix for each division have been communicated by their division management.

Staff Departments - Staff departments also have the potential to receive a CAP award of up to 5%. This award will once again be made up of two components.

To recognize staff departments' support of the operating divisions in the accomplishment of their goals, the first component is based upon 80% of the average CAP award percentage received by the operating divisions. The maximum award potential for this component is 4% (80% of 5%).

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

                                   AWARD

As a management employee of Consolidated Papers, Inc., you will be eligible to receive a maximum award of 5% of your 1999 normal earnings as a contribution of company stock into your Tax-Saver & Investment Plan (TIP) account. If you do not have a TIP account, one will be established for you with this company contribution.

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


                                Maximum
                                 Award    % of
Category               Results     %     Award  Award1
Controllable Costs      $ 12 M     1%     40%     .4%
Safety Performance       .18       1%     80%     .8%
Quality Performance      .54       1%     60%     .6%
Productivity              14       1%     40%     .4%
Environmental
  Performance              1       1%     80%     .8%
  Total CAP Award                                3.0% of 1999 normal earnings2


                       Example - Staff Department

Average Operating Division
  CAP Award                       - 3.0% x 80% = 2.4%
Department CAP Goal Results
                       Meets Goal - 1.0% x 40% =  .4%
                 Total CAP Award1 -              2.8% of 1999 normal earnings2

1Consolidated Papers, Inc. common stock equivalent to the value as noted.
2This will exclude certain payments (special project pay, vacation taken as cash, etc.)


                                    SUMMARY

The Compensation Award Program for 1999 continues to focus on controllable costs as well as emphasizing safety, quality and productivity among other criteria.

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



EXHIBIT 10.n. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999




	CHANGE IN CONTROL AGREEMENT

	THIS CHANGE IN CONTROL AGREEMENT ("Agreement") is entered into effective
October 26, 1999, by and between Consolidated Papers, Inc. (the "Company") and
[Executive] (the "Executive"). Capitalized terms not otherwise defined in this Agreement shall have the meanings set forth in Schedule A hereto.

	In consideration of the mutual promises and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, both parties intending to be legally bound hereby, the Company and Executive hereby agree as follows:

	1. Term of Agreement. This Agreement shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the first to occur of (a) the termination of Executive's employment with the Company or (b) the second anniversary of the date of a Change in Control of the Company if Executive is employed by the Company upon such second anniversary.

	2.  Severance Benefits Upon Termination Following Change in Control.
	(a)  If a Change in Control of the Company shall have occurred while
Executive is still an employee of the Company, and Executive's employment with the Company is terminated during the two (2) year period following the date of such Change in Control by reason of a termination (1) by the Company without Cause, or (2) by Executive with Good Reason, Executive shall be entitled to the following severance benefits:
	(i) Within thirty (30) business days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to the sum of (A) his accrued but unpaid annual base salary through the date of termination at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, (B) an amount equal to 100% of Executive's Target Bonus multiplied by a fraction, the numerator of which is the number of days in the fiscal year of the Company to which such Target Bonus relates during which Executive was employed by the Company, and the denominator of which is 365, and (C) an amount equal to any other compensation accrued but unpaid through the date of termination. Vacation pay (banked, current and accrued) will be paid out in accordance with Company policy in effect on the date prior to the Change in Control.
	(ii) Within thirty (30) days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to two times the sum of (A) Executive's annual base salary at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, plus (B) Executive's average annual bonus for the three (3) fiscal years immediately preceding the year of termination (or, if Executive has been employed for less than three (3) fiscal years, Executive's average annual bonus for such lesser period). The Executive may elect, not later than twenty (20) days after the date of Executive's termination, to receive the amount which would have been paid in the lump sum in equal annual installments (not to exceed five) payable on the first business day of the calendar year following the year of termination and on each of the succeeding anniversaries of that date.
	(iii) Any outstanding options to purchase stock of the Company held by Executive as of the date of termination shall immediately vest and become exercisable in full.
	(iv) Until the earlier of the first anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall pay the reasonable costs of an outplacement service selected by Executive.
	(v) Until the earlier of the second anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall, at its expense, provide Executive and Executive's family members with medical, dental, vision, life insurance, and long-term disability benefits at the highest level provided to Executive and Executive's family members during the period beginning immediately prior to the Change of Control and ending on the date of termination, provided, however, that if Executive becomes employed by a new employer which maintains a major medical plan that either (i) does not cover Executive and Executive's family members with respect to a pre-existing condition which was covered under the Company's major medical plan, or (ii) does not cover Executive and Executive's family members for a designated waiting period, Executive's coverage under the Company's major medical plan shall continue (but shall be limited in the event of noncoverage due to a preexisting condition, to the preexisting condition itself) until the earlier of the end of the applicable period of noncoverage under the new employer's plan or the second anniversary of the date of termination.
	(vi) The Company shall pay any amounts previously deferred by Executive pursuant to any deferred compensation plan or arrangement maintained by the Company in accordance with the provisions of such plan and Executive's election thereunder.
	(b) If the Executive would reach age 65 during the two (2) year period following termination, then the cash payment required to be made under paragraph 2(a)(ii) hereof and the period during which benefits are provided under paragraph 2(a)(v) hereof shall be reduced by multiplying the payment and the benefits period by the fraction obtained by dividing the number of whole months from the date of termination until the date the Executive would reach age 65 (but not, in any event, less than six (6)) by 24.
	(c) For purposes of calculating Executive's benefits under the Company's pension plan, Executive will be deemed to have an additional two years of service (provided, however, that in the event subparagraph (b) above is applicable the additional years of service will be determined by multiplying two by the fraction determined in subparagraph (b)). The Company shall provide for the payment of the additional benefits pursuant to a supplemental pension plan.
	(d) The payments and benefits provided for under this Section 2 shall be in addition to any non-severance compensation and benefits provided for under any of the Company's employee benefit plans, policies and practices or under the terms of any other contracts, but in lieu of any severance pay under any Company employee benefit plan, policy and practice or under the terms of any other contract including any employment contract. Executive may, however, waive all rights under this Agreement and accept a payment in lieu thereof equal to the payment Executive would be entitled to receive under the Company's severance policy as in effect on the date prior to the Change in Control.

	3. Termination for Cause, Disability, and without Good Reason. No compensation shall be payable under this Agreement in the event Executive's employment with the Company is terminated by reason of (1) a termination by the Company for Cause or for Disability, or (2) a termination by Executive without Good Reason. For purposes of this Agreement:
	(a)  Disability.  The Company may terminate Executive's employment for
"Disability" if, due to physical or mental illness or incapacity, Executive shall not have performed his duties with the Company on a substantially full-time basis for (i) six (6) consecutive months, or (ii) for a total of 180 days in any given period of twelve consecutive months, but only if Executive shall not have returned to the full-time performance of his duties with the Company during the thirty (30) day period following the delivery by the Company of a written notice of termination for Disability.
	(b)  Cause. The Company may terminate Executive's employment for Cause.
Any purported termination of employment by the Company for Cause shall be communicated by a written notice of termination to Executive setting forth in reasonable detail the facts and circumstances claimed to provide a basis for such termination. The termination of employment of the Executive shall not be deemed for Cause unless and until there shall have been delivered to the Executive a copy of the resolution duly adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board of Directors of the Company at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity together with counsel to be heard before the Board) finding that in the good faith opinion of the Board the Executive is guilty of the conduct constituting Cause and specifying the particulars thereof in detail.
	(c) Good Reason. Executive may terminate his employment at any time during the term of this Agreement, with Good Reason. Executive's continued employment after the expiration of 120 days from any action that would otherwise constitute Good Reason shall constitute a waiver of rights with respect to such action constituting Good Reason under this Agreement.

	4.  No Obligation To Seek Further Employment; Confidential Information.
	(a) Executive shall not be required to seek other employment, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as the result of employment by another employer after the date of termination. Payments to Executive pursuant to this Agreement shall constitute the entire obligation of the Company for severance pay and full settlement of any claim for severance pay under law or in equity that Executive might otherwise assert against the Company or any of its employees, officers or directors on account of Executive's termination.
In consideration for the protection and benefits provided for under this Agreement, Executive hereby agrees to execute a release, substantially in the form of Exhibit B hereto, of any claims for severance pay under law or in equity that Executive might otherwise assert as described in the preceding sentence.
	(b) Following the date of termination, Executive shall not disclose to any person, or use to the significant disadvantage of the Company or any of its affiliates, any Confidential Information; provided that nothing contained in this Section 4(b) shall prevent Executive from being employed by a competitor of the Company or utilizing Executive's general skills, experience, and knowledge, including those developed while employed by the Company.

	5.  Successors.  The Company will require any successor or assign
(whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 5 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law, or otherwise.
This Agreement shall inure to the benefit of and be enforceable by Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's estate.

	6. Tax Limitations. Notwithstanding any other provision of this Agreement, the "aggregate present value" of all "payments in the nature of compensation to (or for the benefit of)" the Executive hereunder together with any other payments or benefits the Executive is entitled to receive by reason of a Change in Control of the Company which are "contingent" upon a change set forth in Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended, shall not exceed 2.99 times the Executive's "base amount" as the foregoing quoted terms and phrases are defined or used in Section 280G of the Code; provided, however, that in the event the foregoing limitation applies, any reduction in payments will in no event affect the computation of payments hereunder which do not constitute "excess parachute payments" within the meaning of Section 280G(b) of the Code. To comply with this provision, the Company and the Executive may agree to reduce the amount permitted to be paid pursuant to this paragraph or other payments and compensation which may be made subject to the provisions of Section 280G of the Code.

	7.  Miscellaneous.
	(a)  Amendments, Waivers.  No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by Executive and the Company.  Except as otherwise provided in Section 3(c) hereof, no waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
	(b)  Validity.  The invalidity or unenforceability of any provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.
	(c)  Confidentiality.  Executive agrees that unless Executive is otherwise required by law to disclose this Agreement, Executive will keep the existence and terms of this Agreement completely confidential, and will not discuss the terms, amount, or existence of this Agreement with anyone other than Executive's spouse, attorneys or tax advisors, provided that these individuals also keep the existence, terms, and amount of this Agreement completely confidential.
	(d)  Fees and Expenses.  Company shall pay all reasonable legal fees and related expenses (including the reasonable costs of experts, evidence and counsel), when and as incurred by Executive, as a result of contesting or disputing any termination of employment of Executive following a Change in
Control, or enforcing the terms of this Agreement whether or not such contest or dispute is resolved in Executive's favor but only if Executive was seeking in good faith to obtain or enforce any right or benefit provided by this
Agreement or by any other plan or arrangement maintained by the Company under which Executive is or may be entitled to receive benefits.
	(e)  Survival of Obligations.  The obligations of Company under Section
2 hereof shall survive the expiration of the term of this Agreement.
	(f)  Governing Law.   The laws of Wisconsin shall be controlling in all
matters relating to this Agreement.
	(g)  Entire Agreement.  This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement and this Agreement shall supersede any and all prior agreements, understandings or negotiations with respect to the subject matter hereof.
	(h)  Non-Exclusivity of Rights. Except as explicitly modified by Section
2(d) of this Agreement, nothing in this Agreement shall prevent or limit
Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by Company and for which Executive may qualify, nor shall anything herein limit or reduce such rights as
Executive may have under any other agreements with Company.  Amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan or program of Company shall be payable in accordance with such plan or program.

	IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date first above written.



EXECUTIVE:


   /s/ Executive
[Executive's Name]


CONSOLIDATED PAPERS, INC.


By   /s/ Gorton M. Evans
    Name:  Gorton M. Evans
    Title:  President and CEO


EXHIBIT A
DEFINITIONS

	"Cause" shall mean Executive's:

	(i) fraud, misappropriation, embezzlement or other act of material misconduct against the Company or any of its affiliates thereof;

	(ii) substantial and willful failure to render services to the Company, provided that (A) a demand for performance of services has been delivered to the Executive by the Board of Directors of the Company at least 30 days prior to termination identifying the manner in which such Board of Directors believes that the Executive has failed to perform and
(B) the Executive has thereafter failed to remedy such failure to perform within thirty (30) days after delivery of such demand for performance;

	(iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body material to the business of the Company; or

	(iv)  conviction of or plea of nolo contendere to a felony.

No act or failure to act on the part of the Executive shall be considered
"willful" unless it is done or omitted to be done by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by the Board of Directors of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done or omitted to be done in good faith and in the best interests of the Company.

	A "Change in Control" shall be deemed to have occurred on the first date on which either:

	(i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) but excluding (A) the Mead Voting Trust established pursuant to the agreement dated December 20, 1986, (B) the Mead descendants as defined in the Mead Voting Trust or any group of them, (C) any voting trustee of the Mead Voting Trust acting in his or her capacity as such, or (D) a person who would be deemed to be an owner of 20% or more of the combined voting power of the Company's securities then outstanding solely as a result of being a participant in the Mead
Voting Trust, is or becomes the beneficial owner (as defined in Rule
13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing at least twenty (20) percent of the combined voting power of the Company's then outstanding securities, or

	(ii) a majority of the individuals comprising the Company's Board of Directors are not Continuing Directors, or

	(iii) the Company is involved in any merger, consolidation, share exchange or any other transaction if, after the consummation thereof, the holders of the voting securities of the Company immediately prior thereto do not own at least a majority of the combined voting power of the surviving or resulting corporation, or

	(iv) all or substantially all of the assets of the Company are sold or otherwise transferred, or

	(v) a change occurs of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A, promulgated under the Exchange Act, or any other successor disclosure item.

A "Continuing Director" means an individual who was a member of the Board of Directors of the Company immediately prior to the transaction or election or other event which resulted in a Change of Control or who was designated
(before his initial election or appointment as a director) as a Continuing
Director by a majority of the whole Board of Directors but only if the majority of the whole Board of Directors then consisted of Continuing
Directors or, if a majority of the whole Board of Directors shall not then consist of Continuing Directors, by a majority of the then Continuing
Directors.

	"Confidential Information" means any non-public information relating to the business plans, marketing plans, customers or employees of the Company or any of its subsidiaries or affiliates other than information the disclosure of which cannot reasonably be expected to adversely affect the business of the Company or its subsidiaries or affiliates.

	"Good Reason" shall mean any of the following which occurs subsequent to a Change in Control of the Company without Executive's prior consent:

	(i) any material adverse change in Executive's authorities, duties, responsibilities (including reporting responsibilities) or any removal of Executive from, or failure to reappoint or reelect him to any office of the Company;

	(ii) a reduction in or failure to pay any portion of Executive's annual base salary as in effect on the date of the Change in Control or as the same may be increased from time to time thereafter;

	(iii) the failure by Company to provide Executive with compensation and benefits (including, without limitation, incentive, bonus and other compensation plans and any vacation, medical, hospitalization, life insurance, dental, vision or disability benefit plan), or cash compensation in lieu thereof, which are, in the aggregate, no less favorable than those provided by Company to Executive immediately prior to the occurrence of the Change in Control, other than an isolated, immaterial, and inadvertent failure not taken in bad faith and which are remedied by the Company promptly after receipt of a reasonable written notice thereof given by Executive;

	(iv) any material breach by Company of any provision of this Agreement;

	(v) Executive being required to relocate to a principal place of employment more than fifty (50) miles from his current place of employment; or

	(vi) the failure of Company to obtain a satisfactory agreement from any successor or assign of Company to assume and agree to perform this Agreement, as required in Section 5 hereof.

	"Target Bonus" shall mean the bonus Executive could have earned under the Company's bonus program for senior management for the fiscal year of the Company in which his termination occurs if the goals established in connection with such bonus program had been achieved at the "target" level and the Executive earned the maximum potential bonus attributable to individual performance.

                                  EXHIBIT B
GENERAL RELEASE AGREEMENT
This General Release Agreement ("Agreement") is made by and between Consolidated Papers, Inc. (the "Company"), and
___________________________ ("Executive") on the ____ day of __________:

WHEREAS, Executive and the Company are parties to a Change in Control Agreement (the "CIC Agreement") dated _________, 1999; and

WHEREAS, in consideration for the protection and benefits provided for under the CIC Agreement, Executive agreed to execute this release of any claims that Executive might otherwise assert against the Company or any of its employees, officers or directors on account of Executive's termination of employment.

NOW, THEREFORE, the Company and the Executive hereby agree as follows:

1.	Executive's employment in all positions and offices of the
Company shall terminate as of ________________ ("Separation
Date").
2. Without limiting the scope of the releases contained in
paragraph 5 below, Executive releases and discharges the
Company from any claim for, and waives any further claim for, any bonus or other compensation in any form from the Company
(including without limitation any base compensation,
incentive compensation, discretionary incentive compensation, deferred compensation, severance compensation or any other
form of compensation), except as provided in the CIC
Agreement.
3. Executive agrees that he will do nothing to impede a smooth transition to employees or other individuals designated by
the Company of his responsibilities and shall provide the
details concerning the projects and assignments in which he
is and was involved.  Executive will not disrupt the morale
or productive working relationships of the employees,
customers, vendors, and independent contractors of the
Company.
4. Executive represents that he has delivered to the Company all property of the Company and its customers, vendors, and
independent contractors, including without limitation all
credit cards, books, records, computer programs, keys,
equipment, files or like materials in his possession or
control and all copies thereof.  The ownership and right of
control of all reports, records, programs, data bases,
processes and supporting documents prepared by, for or on
behalf of Executive in connection with the performance of
Executive's duties during his employment are vested
exclusively in the Company and remain the exclusive property of the Company.
5. For good and valuable consideration (including, but not
limited to, the payments made under the CIC Agreement), the
receipt and sufficiency of which is hereby acknowledged:
a.	Executive hereby releases and forever discharges the
Company and any parent, subsidiary, affiliate or other
entity related to the Company, as well as its or their
predecessors, successors and assigns, shareholders,
directors, officers, agents, representatives, servants,
and employees, past, present and future, individually and
collectively ("Released Parties"), from any and all
claims, demands, causes of action or liabilities, that
Executive ever had, or now has, or that his heirs,
executors or administrators hereafter can, shall or may
have upon or by reason of any matter, cause or thing
whatsoever, whether known or unknown, arising out of or
in any way connected with his employment and/or
separation from the Company.  Without limiting the
generality of the foregoing and to the extent permitted
by law, this release applies to any right that Executive
has or may have to commence or maintain a charge or
action or to recover pursuant to such a charge
(regardless of the identity of the individual or entity
commencing or maintaining such charge or action) alleging
discrimination under any federal, state or local statute
(whether before a court or an administrative agency),
including without limitation, the Age Discrimination in
Employment Act of 1967, Title VII of the Civil Rights Act
of 1964, the Civil Rights Act of 1991, the Americans with
Disabilities Act, the Family and Medical Leave Act, and
the Employee Retirement Income Security Act of 1974, and
any right that Executive has or may have to commence or
maintain a claim or action alleging wrongful termination,
breach of contract, commission of tort, or any
combination thereof, whether based in law or in equity.
Executive agrees not to make, assert or maintain any
charge, claim, demand or action that would be covered by
this release.

b. Executive understands that by releasing employment discrimination claims against the Released Parties, he also forever releases and discharges any right he may have to file or recover in a lawsuit he may bring himself on the same claims and also any right he may have to any relief that he might otherwise be entitled to as a result of any proceedings instituted by the Equal Employment
Opportunity Commission or any other comparable enforcement authority.

c. This release shall run to and be for the benefit of the Released Parties. This release shall run to and be binding upon Executive and his heirs and assigns.

d. To the maximum extent permitted by law, Executive covenants not to sue or to institute or cause to be instituted any action in any federal, state or local agency or court against the Company regarding the matters covered by the release contained in this paragraph.

e. This release and covenant not to sue shall not apply to
(i) those continuing obligations, if any, of the Company under this Agreement; (ii) any vested benefits provided under any retirement plan, 401(k), profit sharing plan and related ERISA excess plans, welfare benefit plans or other plans or arrangements to which Executive would otherwise be entitled pursuant to the terms of such plans or arrangements; (iii) any rights the undersigned may have solely as a security holder of any Released Party;
and (iv) any rights to indemnification the undersigned may have under applicable law, the by-laws or certificate of incorporation of any Released Party, or as an insured under any D&O or liability insurance policy now, hereafter or previously in force.

6. Executive agrees that neither this Agreement nor performance hereunder constitutes an admission by the Company of any violation of any federal, state or local law, regulation, common law, of any breach of any contract or any other wrongdoing of any type.
7. This Agreement and the CIC Agreement constitutes the entire agreement between the parties. No modification of this Agreement or further modification of the CIC Agreement shall be valid unless signed by the party against whom such modification is sought to be enforced.
8. Executive acknowledges that this Agreement includes a waiver of any rights and claims arising under the Age Discrimination in Employment Act. Executive understands he is not waiving rights or claims that may arise after the date this Agreement is executed. Employee acknowledges that the consideration he is receiving in exchange for his waiver of the rights and claims specified herein exceeds anything of value to which he already is entitled. Executive acknowledges that he was advised in writing on __________ __, ____, to consult with an attorney prior to executing this Agreement. Executive acknowledges that he has entered into this Agreement knowingly and voluntarily with full understanding of its terms and after having had the opportunity to seek and receive advice and counsel from his personal and/or legal counsel. Executive acknowledges that he was given a period of at least twenty-one (21) days within which to consider this Agreement and was so advised in writing on __________ __, ____. Executive understands that he may revoke this Agreement during the seven (7) days following the execution of this Agreement and that the Agreement shall not become effective or enforceable until that seven (7) day revocation period has expired.
9. The provisions of this Agreement shall be construed in accordance with the internal laws, but not the laws of conflicts, applicable to agreements made in Wisconsin.

IN WITNESS WHEREOF, the parties have executed this General Release
Agreement on the date first written above.
                                          CONSOLIDATED PAPERS, INC.

                                          By: __________________________
                                              Its _____________________


                                           _____________________________
                                                     Executive


                   AMENDMENT TO CHANGE IN CONTROL AGREEMENT


	WHEREAS, Consolidated Papers, Inc. (the "Company") and [Executive] (the
"Executive") entered into a Change In Control Agreement effective October 26,
1999 (the "Agreement"); and

	WHEREAS, the parties now desire to amend the Agreement.

	NOW, THEREFORE, the parties agree that the Agreement is hereby amended as follows:

	1. Paragraph 2(a)(iii) of the Agreement dealing with the immediate vesting of outstanding options to purchase stock of the Company is hereby amended to read as follows:

	    (iii) Any outstanding options to purchase stock of the Company held by Executive as of the date of a Change in Control transaction shall immediately vest and become exercisable in full.
However, if, in the opinion of the accounting firm whose opinion with respect to pooling-of-interests accounting is required as a condition to the consummation of a Change in Control transaction intended to qualify for pooling-of-interests accounting treatment, the acceleration of the vesting and exercisability of the outstanding options would preclude such transaction from so qualifying, the Compensation Committee of the Board of Directors of the Company acting prior to the Change in Control unilaterally may require that options be treated in connection with such transaction and thereafter in a way that does not preclude such transaction from so qualifying and that the Compensation Committee deems to be fair to the Executive (including, but not limited to, eliminating any acceleration of vesting and exercisability and requiring the conversion of such options to options of the corporation acquiring control of the Company or its assets in such transaction or the settlement of such options in shares of such corporation).
	2. Paragraph 6 of the Agreement dealing with tax matters is hereby amended to read as follows:

	    6. Tax Limitations. Notwithstanding any other provision of this Agreement, the "aggregate present value" of all "payments in the nature of compensation to (or for the benefit of)" the Executive hereunder together with any other payments or benefits the Executive is entitled to receive by reason of a Change in Control of the Company which are "contingent" upon a change set forth in Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended, shall not exceed 2.99 times the Executive' "ase amount"as the foregoing quoted terms and phrases are defined or used in Section 280G of the Code; provided, however, that in the event the foregoing limitation applies, any reduction in payments will in no event affect the computation of payments hereunder which do not constitute "parachute payments" within the meaning of
Section 280G(b)(2) of the Code. To comply with this provision, the Company and the Executive may agree to reduce the amount permitted to be paid pursuant to this paragraph or other payments and compensation which may be made subject to the provisions of Section
280G of the Code. Notwithstanding the foregoing, the payments shall not be reduced if the Executive determines and advises the Company that the net after-tax benefit to the Executive resulting from the receipt of all payments (without any reduction) exceeds the net after-tax benefit to the Executive resulting from the receipt of the payments (after reduction).

	IN WITNESS WHEREOF, the parties have caused this Amendment to be executed the ________ day of February 2000.


EXECUTIVE:


           /s/ Executive


CONSOLIDATED PAPERS, INC.


By     /s/ Gorton M. Evans
	Name:  Gorton M. Evans
	Title:   President & CEO


EXHIBIT 10.o. TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999




                          CHANGE IN CONTROL AGREEMENT

	THIS CHANGE IN CONTROL AGREEMENT ("Agreement") is entered into effective
October 26, 1999, by and between Consolidated Papers, Inc. (the "Company") and
Gorton M. Evans (the "Executive"). Capitalized terms not otherwise defined in this Agreement shall have the meanings set forth in Schedule A hereto.
	In consideration of the mutual promises and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, both parties intending to be legally bound hereby, the Company and Executive hereby agree as follows:

	1. Term of Agreement. This Agreement shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the first to occur of (a) the termination of Executive's employment with the Company or (b) the second anniversary of the date of a Change in Control of the Company if Executive is employed by the Company upon such second anniversary.

	2.  Severance Benefits Upon Termination Following Change in Control.
	(a)  If a Change in Control of the Company shall have occurred while
Executive is still an employee of the Company, and Executive's employment with the Company is terminated during the two (2) year period following the date of such Change in Control by reason of a termination (1) by the Company without Cause, or (2) by Executive with Good Reason, Executive shall be entitled to the following severance benefits:
	(i) Within thirty (30) business days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to the sum of (A) his accrued but unpaid annual base salary through the date of termination at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, (B) an amount equal to 100% of Executive's Target Bonus multiplied by a fraction, the numerator of which is the number of days in the fiscal year of the Company to which such Target Bonus relates during which Executive was employed by the Company, and the denominator of which is 365, and (C) an amount equal to any other compensation accrued but unpaid through the date of termination. Vacation pay (banked, current and accrued) will be paid out in accordance with Company policy in effect on the date prior to the Change in Control.
	(ii) Within thirty (30) days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to three times the sum of (A) Executive's annual base salary at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, plus (B) Executive's average annual bonus for the three (3) fiscal years immediately preceding the year of termination (or, if Executive has been employed for less than three (3) fiscal years, Executive's average annual bonus for such lesser period). The Executive may elect, not later than twenty (20) days after the date of Executive's termination, to receive the amount which would have been paid in the lump sum in equal annual installments (not to exceed five) payable on the first business day of the calendar year following the year of termination and on each of the succeeding anniversaries of that date.
	(iii) Any outstanding options to purchase stock of the Company held by Executive as of the date of termination shall immediately vest and become exercisable in full.
	(iv) Until the earlier of the first anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall pay the reasonable costs of an outplacement service selected by Executive.
	(v) Until the earlier of the third anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall, at its expense, provide Executive and Executive's family members with medical, dental, vision, life insurance, and long-term disability benefits at the highest level provided to Executive and Executive's family members during the period beginning immediately prior to the Change of Control and ending on the date of termination, provided, however, that if Executive becomes employed by a new employer which maintains a major medical plan that either (i) does not cover Executive and Executive's family members with respect to a pre-existing condition which was covered under the Company's major medical plan, or (ii) does not cover Executive and Executive's family members for a designated waiting period, Executive's coverage under the Company's major medical plan shall continue (but shall be limited in the event of noncoverage due to a preexisting condition, to the preexisting condition itself) until the earlier of the end of the applicable period of noncoverage under the new employer's plan or the third anniversary of the date of termination.
	(vi) The Company shall pay any amounts previously deferred by Executive pursuant to any deferred compensation plan or arrangement maintained by the Company in accordance with the provisions of such plan and Executive's election thereunder.
	(b) If the Executive would reach age 65 during the three (3) year period following termination, then the cash payment required to be made under paragraph 2(a)(ii) hereof and the period during which benefits are provided under paragraph 2(a)(v) hereof shall be reduced by multiplying the payment and the benefits period by the fraction obtained by dividing the number of whole months from the date of termination until the date the Executive would reach age 65 (but not, in any event, less than six (6)) by 36.
	(c) For purposes of calculating Executive's benefits under the Company's pension plan, Executive will be deemed to have an additional three years of service (provided, however, that in the event subparagraph (b) above is applicable the additional years of service will be determined by multiplying three by the fraction determined in subparagraph (b)). The
Company shall provide for the payment of the additional benefits pursuant to a supplemental pension plan.
	(d) The payments and benefits provided for under this Section 2 shall be in addition to any non-severance compensation and benefits provided for under any of the Company's employee benefit plans, policies and practices or under the terms of any other contracts, but in lieu of any severance pay under any Company employee benefit plan, policy and practice or under the terms of any other contract including any employment contract. Executive may, however, waive all rights under this Agreement and accept a payment in lieu thereof equal to the payment Executive would be entitled to receive under the Company's severance policy as in effect on the date prior to the Change in Control.

	3. Termination for Cause, Disability, and without Good Reason. No compensation shall be payable under this Agreement in the event Executive's employment with the Company is terminated by reason of (1) a termination by the Company for Cause or for Disability, or (2) a termination by Executive without Good Reason. For purposes of this Agreement:
	(a)  Disability.  The Company may terminate Executive's employment for
"Disability" if, due to physical or mental illness or incapacity, Executive shall not have performed his duties with the Company on a substantially full-time basis for (i) six (6) consecutive months, or (ii) for a total of 180 days in any given period of twelve consecutive months, but only if Executive shall not have returned to the full-time performance of his duties with the Company during the thirty (30) day period following the delivery by the Company of a written notice of termination for Disability.
	(b)  Cause. The Company may terminate Executive's employment for Cause.
 Any purported termination of employment by the Company for Cause shall be communicated by a written notice of termination to Executive setting forth in reasonable detail the facts and circumstances claimed to provide a basis for such termination. The termination of employment of the Executive shall not be deemed for Cause unless and until there shall have been delivered to the Executive a copy of the resolution duly adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board of Directors of the Company at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity together with counsel to be heard before the Board) finding that in the good faith opinion of the Board the Executive is guilty of the conduct constituting Cause and specifying the particulars thereof in detail.
	(c) Good Reason. Executive may terminate his employment at any time during the term of this Agreement, with Good Reason. Executive's continued employment after the expiration of 120 days from any action that would otherwise constitute Good Reason shall constitute a waiver of rights with respect to such action constituting Good Reason under this Agreement.

	4.  No Obligation To Seek Further Employment; Confidential Information.

	(a) Executive shall not be required to seek other employment, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as the result of employment by another employer after the date of termination. Payments to Executive pursuant to this Agreement shall constitute the entire obligation of the Company for severance pay and full settlement of any claim for severance pay under law or in equity that Executive might otherwise assert against the Company or any of its employees, officers or directors on account of Executive's termination.
In consideration for the protection and benefits provided for under this Agreement, Executive hereby agrees to execute a release, substantially in the form of Exhibit B hereto, of any claims for severance pay under law or in equity that Executive might otherwise assert as described in the preceding sentence.
	(b) Following the date of termination, Executive shall not disclose to any person, or use to the significant disadvantage of the Company or any of its affiliates, any Confidential Information; provided that nothing contained in this Section 4(b) shall prevent Executive from being employed by a competitor of the Company or utilizing Executive's general skills, experience, and knowledge, including those developed while employed by the Company.

	5.  Successors.  The Company will require any successor or assign
(whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 5 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law, or otherwise.
This Agreement shall inure to the benefit of and be enforceable by Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's estate.

	6. Tax Limitations. Notwithstanding any other provision of this Agreement, the "aggregate present value" of all "payments in the nature of compensation to (or for the benefit of)" the Executive hereunder together with any other payments or benefits the Executive is entitled to receive by reason of a Change in Control of the Company which are "contingent" upon a change set forth in Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended, shall not exceed 2.99 times the Executive's "base amount" as the foregoing quoted terms and phrases are defined or used in Section 280G of the Code; provided, however, that in the event the foregoing limitation applies, any reduction in payments will in no event affect the computation of payments hereunder which do not constitute "excess parachute payments" within the meaning of Section 280G(b) of the Code. To comply with this provision, the Company and the Executive may agree to reduce the amount permitted to be paid pursuant to this paragraph or other payments and compensation which may be made subject to the provisions of Section 280G of the Code.

	7.  Miscellaneous.
	(a)  Amendments, Waivers.  No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by Executive and the Company.  Except as otherwise provided in Section 3(c) hereof, no waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
	(b)  Validity.  The invalidity or unenforceability of any provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.
	(c)  Confidentiality.  Executive agrees that unless Executive is otherwise required by law to disclose this Agreement, Executive will keep the existence and terms of this Agreement completely confidential, and will not discuss the terms, amount, or existence of this Agreement with anyone other than Executive's spouse, attorneys or tax advisors, provided that these individuals also keep the existence, terms, and amount of this Agreement completely confidential.
	(d)  Fees and Expenses.  Company shall pay all reasonable legal fees and related expenses (including the reasonable costs of experts, evidence and counsel), when and as incurred by Executive, as a result of contesting or disputing any termination of employment of Executive following a Change in
Control, or enforcing the terms of this Agreement whether or not such contest or dispute is resolved in Executive's favor but only if Executive was seeking in good faith to obtain or enforce any right or benefit provided by this
Agreement or by any other plan or arrangement maintained by the Company under which Executive is or may be entitled to receive benefits.
	(e)  Survival of Obligations.  The obligations of Company under Section
2 hereof shall survive the expiration of the term of this Agreement.
	(f)  Governing Law.   The laws of Wisconsin shall be controlling in all
matters relating to this Agreement.
	(g)  Entire Agreement.  This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement and this Agreement shall supersede any and all prior agreements, understandings or negotiations with respect to the subject matter hereof.
	(h)  Non-Exclusivity of Rights. Except as explicitly modified by Section
2(d) of this Agreement, nothing in this Agreement shall prevent or limit
Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by Company and for which Executive may qualify, nor shall anything herein limit or reduce such rights as
Executive may have under any other agreements with Company.  Amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan or program of Company shall be payable in accordance with such plan or program.

	IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date first above written.



EXECUTIVE:


  /s/ Gorton M. Evans
Gorton M. Evans


CONSOLIDATED PAPERS, INC.


By  /s/ John S. Shiely
    Name:  John S. Shiely
    Title:  Chairman, Compensation Committee


EXHIBIT A
DEFINITIONS

	"Cause" shall mean Executive's:

	(i) fraud, misappropriation, embezzlement or other act of material misconduct against the Company or any of its affiliates thereof;

	(ii) substantial and willful failure to render services to the Company, provided that (A) a demand for performance of services has been delivered to the Executive by the Board of Directors of the Company at least 30 days prior to termination identifying the manner in which such Board of Directors believes that the Executive has failed to perform and
(B) the Executive has thereafter failed to remedy such failure to perform within thirty (30) days after delivery of such demand for performance;

	(iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body material to the business of the Company; or

	(iv)  conviction of or plea of nolo contendere to a felony.

No act or failure to act on the part of the Executive shall be considered
"willful" unless it is done or omitted to be done by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by the Board of Directors of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done or omitted to be done in good faith and in the best interests of the Company.

	A "Change in Control" shall be deemed to have occurred on the first date on which either:

	(i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) but excluding (A) the Mead Voting Trust established pursuant to the agreement dated December 20, 1986, (B) the Mead descendants as defined in the Mead Voting Trust or any group of them, (C) any voting trustee of the Mead Voting Trust acting in his or her capacity as such, or (D) a person who would be deemed to be an owner of 20% or more of the combined voting power of the Company's securities then outstanding solely as a result of being a participant in the Mead
Voting Trust, is or becomes the beneficial owner (as defined in Rule
13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing at least twenty (20) percent of the combined voting power of the Company's then outstanding securities, or

	(ii) a majority of the individuals comprising the Company's Board of Directors are not Continuing Directors, or

	(iii) the Company is involved in any merger, consolidation, share exchange or any other transaction if, after the consummation thereof, the holders of the voting securities of the Company immediately prior thereto do not own at least a majority of the combined voting power of the surviving or resulting corporation, or

	(iv) all or substantially all of the assets of the Company are sold or otherwise transferred, or

	(v) a change occurs of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A, promulgated under the Exchange Act, or any other successor disclosure item.

A "Continuing Director" means an individual who was a member of the Board of Directors of the Company immediately prior to the transaction or election or other event which resulted in a Change of Control or who was designated
(before his initial election or appointment as a director) as a Continuing
Director by a majority of the whole Board of Directors but only if the majority of the whole Board of Directors then consisted of Continuing
Directors or, if a majority of the whole Board of Directors shall not then consist of Continuing Directors, by a majority of the then Continuing
Directors.

	"Confidential Information" means any non-public information relating to the business plans, marketing plans, customers or employees of the Company or any of its subsidiaries or affiliates other than information the disclosure of which cannot reasonably be expected to adversely affect the business of the Company or its subsidiaries or affiliates.

	"Good Reason" shall mean any of the following which occurs subsequent to a Change in Control of the Company without Executive's prior consent:

	(i) any material adverse change in Executive's authorities, duties, responsibilities (including reporting responsibilities) or any removal of Executive from, or failure to reappoint or reelect him to any office of the Company;

	(ii) a reduction in or failure to pay any portion of Executive's annual base salary as in effect on the date of the Change in Control or as the same may be increased from time to time thereafter;

	(iii) the failure by Company to provide Executive with compensation and benefits (including, without limitation, incentive, bonus and other compensation plans and any vacation, medical, hospitalization, life insurance, dental, vision or disability benefit plan), or cash compensation in lieu thereof, which are, in the aggregate, no less favorable than those provided by Company to Executive immediately prior to the occurrence of the Change in Control, other than an isolated, immaterial, and inadvertent failure not taken in bad faith and which are remedied by the Company promptly after receipt of a reasonable written notice thereof given by Executive;

	(iv) any material breach by Company of any provision of this Agreement;

	(v) Executive being required to relocate to a principal place of employment more than fifty (50) miles from his current place of employment; or

	(vi) the failure of Company to obtain a satisfactory agreement from any successor or assign of Company to assume and agree to perform this Agreement, as required in Section 5 hereof.

	"Target Bonus" shall mean the bonus Executive could have earned under the Company's bonus program for senior management for the fiscal year of the Company in which his termination occurs if the goals established in connection with such bonus program had been achieved at the "target" level and the Executive earned the maximum potential bonus attributable to individual performance.



EXHIBIT B
GENERAL RELEASE AGREEMENT
This General Release Agreement ("Agreement") is made by and between Consolidated Papers, Inc. (the "Company"), and
___________________________ ("Executive") on the ____ day of __________:

WHEREAS, Executive and the Company are parties to a Change in Control Agreement (the "CIC Agreement") dated _________, 1999; and

WHEREAS, in consideration for the protection and benefits provided for under the CIC Agreement, Executive agreed to execute this release of any claims that Executive might otherwise assert against the Company or any of its employees, officers or directors on account of Executive's termination of employment.

NOW, THEREFORE, the Company and the Executive hereby agree as follows:

1.	Executive's employment in all positions and offices of the
Company shall terminate as of ________________ ("Separation
Date").
2.	Without limiting the scope of the releases contained in
paragraph 5 below, Executive releases and discharges the
Company from any claim for, and waives any further claim for, any bonus or other compensation in any form from the Company
(including without limitation any base compensation,
incentive compensation, discretionary incentive compensation, deferred compensation, severance compensation or any other
form of compensation), except as provided in the CIC
Agreement.
3.	Executive agrees that he will do nothing to impede a smooth
transition to employees or other individuals designated by
the Company of his responsibilities and shall provide the
details concerning the projects and assignments in which he
is and was involved.  Executive will not disrupt the morale
or productive working relationships of the employees,
customers, vendors, and independent contractors of the
Company.
4.	Executive represents that he has delivered to the Company all property of the Company and its customers, vendors, and
independent contractors, including without limitation all
credit cards, books, records, computer programs, keys,
equipment, files or like materials in his possession or
control and all copies thereof.  The ownership and right of
control of all reports, records, programs, data bases,
processes and supporting documents prepared by, for or on
behalf of Executive in connection with the performance of
Executive's duties during his employment are vested
exclusively in the Company and remain the exclusive property of the Company.
5.	For good and valuable consideration (including, but not
limited to, the payments made under the CIC Agreement), the
receipt and sufficiency of which is hereby acknowledged:
a.	Executive hereby releases and forever discharges the
Company and any parent, subsidiary, affiliate or other
entity related to the Company, as well as its or their
predecessors, successors and assigns, shareholders,
directors, officers, agents, representatives, servants,
and employees, past, present and future, individually and
collectively ("Released Parties"), from any and all
claims, demands, causes of action or liabilities, that
Executive ever had, or now has, or that his heirs,
executors or administrators hereafter can, shall or may
have upon or by reason of any matter, cause or thing
whatsoever, whether known or unknown, arising out of or
in any way connected with his employment and/or
separation from the Company.  Without limiting the
generality of the foregoing and to the extent permitted
by law, this release applies to any right that Executive
has or may have to commence or maintain a charge or
action or to recover pursuant to such a charge
(regardless of the identity of the individual or entity
commencing or maintaining such charge or action) alleging
discrimination under any federal, state or local statute
(whether before a court or an administrative agency),
including without limitation, the Age Discrimination in
Employment Act of 1967, Title VII of the Civil Rights Act
of 1964, the Civil Rights Act of 1991, the Americans with
Disabilities Act, the Family and Medical Leave Act, and
the Employee Retirement Income Security Act of 1974, and
any right that Executive has or may have to commence or
maintain a claim or action alleging wrongful termination,
breach of contract, commission of tort, or any
combination thereof, whether based in law or in equity.
Executive agrees not to make, assert or maintain any
charge, claim, demand or action that would be covered by
this release.

b. Executive understands that by releasing employment discrimination claims against the Released Parties, he also forever releases and discharges any right he may have to file or recover in a lawsuit he may bring himself on the same claims and also any right he may have to any relief that he might otherwise be entitled to as a result of any proceedings instituted by the Equal Employment
Opportunity Commission or any other comparable enforcement authority.

c. This release shall run to and be for the benefit of the Released Parties. This release shall run to and be binding upon Executive and his heirs and assigns.

d. To the maximum extent permitted by law, Executive covenants not to sue or to institute or cause to be instituted any action in any federal, state or local agency or court against the Company regarding the matters covered by the release contained in this paragraph.

e. This release and covenant not to sue shall not apply to
(i) those continuing obligations, if any, of the Company under this Agreement; (ii) any vested benefits provided under any retirement plan, 401(k), profit sharing plan and related ERISA excess plans, welfare benefit plans or other plans or arrangements to which Executive would otherwise be entitled pursuant to the terms of such plans or arrangements; (iii) any rights the undersigned may have solely as a security holder of any Released Party;
and (iv) any rights to indemnification the undersigned may have under applicable law, the by-laws or certificate of incorporation of any Released Party, or as an insured under any D&O or liability insurance policy now, hereafter or previously in force.

6.	Executive agrees that neither this Agreement nor performance hereunder constitutes an admission by the Company of any
violation of any federal, state or local law, regulation,
common law, of any breach of any contract or any other
wrongdoing of any type.
7.	This Agreement and the CIC Agreement constitutes the entire
agreement between the parties.  No modification of this
Agreement or further modification of the CIC Agreement shall be valid unless signed by the party against whom such
modification is sought to be enforced.
8.	Executive acknowledges that this Agreement includes a waiver of any rights and claims arising under the Age Discrimination in Employment Act.  Executive understands he is not waiving
rights or claims that may arise after the date this Agreement is executed.  Employee acknowledges that the consideration he is receiving in exchange for his waiver of the rights and
claims specified herein exceeds anything of value to which he already is entitled.  Executive acknowledges that he was
advised in writing on __________ __, ____, to consult with an attorney prior to executing this Agreement.  Executive
acknowledges that he has entered into this Agreement
knowingly and voluntarily with full understanding of its
terms and after having had the opportunity to seek and
receive advice and counsel from his personal and/or legal
counsel.  Executive acknowledges that he was given a period
of at least twenty-one (21) days within which to consider
this Agreement and was so advised in writing on
__________ __, ____.  Executive understands that he may
revoke this Agreement during the seven (7) days following the execution of this Agreement and that the Agreement shall not become effective or enforceable until that seven (7) day
revocation period has expired.
9.	The provisions of this Agreement shall be construed in
accordance with the internal laws, but not the laws of
conflicts, applicable to agreements made in Wisconsin.

IN WITNESS WHEREOF, the parties have executed this General Release
Agreement on the date first written above.
                                          CONSOLIDATED PAPERS, INC.

                                          By: __________________________
                                               Its _____________________


                                           _____________________________
                                                     Executive


AMENDMENT TO CHANGE IN CONTROL AGREEMENT

	WHEREAS, Consolidated Papers, Inc. (the "Company") and Gorton M. Evans
(the "Executive") entered into a Change In Control Agreement effective October
26, 1999 (the "Agreement"); and

	WHEREAS, the parties now desire to amend the Agreement.

	NOW, THEREFORE, the parties agree that the Agreement is hereby amended as follows:

	1. Paragraph 2(a)(iii) of the Agreement dealing with the immediate vesting of outstanding options to purchase stock of the Company is hereby amended to read as follows:

	    (iii) Any outstanding options to purchase stock of the Company held by Executive as of the date of a Change in Control transaction shall immediately vest and become exercisable in full.
However, if, in the opinion of the accounting firm whose opinion with respect to pooling-of-interests accounting is required as a condition to the consummation of a Change in Control transaction intended to qualify for pooling-of-interests accounting treatment, the acceleration of the vesting and exercisability of the outstanding options would preclude such transaction from so qualifying, the Compensation Committee of the Board of Directors of the Company acting prior to the Change in Control unilaterally may require that options be treated in connection with such transaction and thereafter in a way that does not preclude such transaction from so qualifying and that the Compensation Committee deems to be fair to the Executive (including, but not limited to, eliminating any acceleration of vesting and exercisability and requiring the conversion of such options to options of the corporation acquiring control of the Company or its assets in such transaction or the settlement of such options in shares of such corporation).
	2. Paragraph 6 of the Agreement dealing with tax matters is hereby amended to read as follows:

	    6. Tax Limitations. Notwithstanding any other provision of this Agreement, the "aggregate present value" of all "payments in the nature of compensation to (or for the benefit of)" the Executive hereunder together with any other payments or benefits the Executive is entitled to receive by reason of a Change in Control of the Company which are "contingent" upon a change set forth in Section 280G(b)(2)(A)(i) of the Internal Revenue Code of 1986, as amended, shall not exceed 2.99 times the Executive's "base amount" as the foregoing quoted terms and phrases are defined or used in Section 280G of the Code; provided, however, that in the event the foregoing limitation applies, any reduction in payments will in no event affect the computation of payments hereunder which do not constitute "parachute payments" within the meaning of
Section 280G(b)(2) of the Code. To comply with this provision, the Company and the Executive may agree to reduce the amount permitted to be paid pursuant to this paragraph or other payments and compensation which may be made subject to the provisions of Section
280G of the Code. Notwithstanding the foregoing, the payments shall not be reduced if the Executive determines and advises the Company that the net after-tax benefit to the Executive resulting from the receipt of all payments (without any reduction) exceeds the net after-tax benefit to the Executive resulting from the receipt of the payments (after reduction).

	IN WITNESS WHEREOF, the parties have caused this Amendment to be executed the ________ day of February 2000.


EXECUTIVE:


         /s/ Gorton M. Evans


CONSOLIDATED PAPERS, INC.


By       /s/ John S. Shiely
	Name:  John S. Shiely
	Title:   Chairman, Compensation Committee



EXHIBIT 21 TO FORM 10-K FOR
CONSOLIDATED PAPERS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999





SUBSIDIARIES OF THE REGISTRANT

Consolidated Papers, Inc. was incorporated under the laws of the State of Wisconsin and owns or controls the following corporations by means of owning the indicated percents of their voting securities:


  Percent
   Voting
 Securities
  Owned By                                                     State Or
Consolidated                                                 Province Of
Papers, Inc.                 Subsidiary                     Incorporation
     100%          Consolidated Water Power Company       Wisconsin
     100%          Newaygo Forest Products Limited        Ontario
     100%          Consolidated Papers Foreign Sales
                     Corporation                          U.S. Virgin Islands
     100%          LSPI Paper Corporation                 Minnesota
     100%          Superior Recycled Fiber Corporation    Minnesota
     100%          Consolidated Papers International
                     Leasing, L.L.C.                      Delaware
     100%          CONDEPCO, Inc.                         Delaware
     100%          Consolidated Papers (Canada), Inc.     Delaware