Form 10-Q
period 2000-03-31
CONSOLIDATED PAPERS INC
filed 2000-05-12
CIK 23752

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 2000

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

             Common stock par value $1.00 outstanding April 30, 2000

                                91,161,044 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                      As Of
                                       March 31     March 31    December 31
                                         2000         1999         1999
                                      (Unaudited)  (Unaudited)

                                    ASSETS
Current Assets
  Cash and cash equivalents           $     9,475   $     7,012   $     6,201
  Receivables (net of reserves of
    $5,852 as of March 31, 2000,
    $6,626 as of March 31, 1999,
    and $6,002 as of December 31,
    1999)                                 137,217       162,071       127,801
  Inventories
    Finished stock                         80,816        81,996        68,972
    Unfinished stock                        5,858         7,649         8,301
    Raw materials and supplies             96,728       103,597        91,348
      Total inventories                   183,402       193,242       168,621
  Prepaid expenses                         33,545        41,262        32,905
    Total current assets                  363,639       403,587       335,528
Investments and other assets               61,890        60,068        61,879
Restricted cash related to leases         438,877       429,609       443,844
Goodwill                                  128,313       137,953       130,593
Plant and Equipment
  Buildings, machinery and equipment    3,657,522     3,544,095     3,632,547
    Less:  Accumulated depreciation     1,230,408     1,094,092     1,185,061
                                        2,427,114     2,450,003     2,447,486
Land and timberlands                       42,100        41,063        42,129
Capital additions in process               67,020       118,735        64,714
    Total plant and equipment           2,536,234     2,609,801     2,554,329
                                      $ 3,528,953   $ 3,641,018   $ 3,526,173

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Current portion of long-term debt   $    85,000   $      -      $    85,284
  Accounts payable                        115,825        90,476       103,564
  Other                                   131,036       147,195       122,412
    Total current liabilities             331,861       237,671       311,260
Long-term debt                            772,721     1,052,193       802,000
Capital lease obligations                 461,511       455,210       467,804
Deferred income taxes                     397,029       355,235       390,991
Postretirement benefits                   170,285       152,910       167,118
Other noncurrent liabilities               30,537        32,657        32,870

Shareholders' Investment
  Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
  Common stock, shares issued
    91,263,171 as of March 31, 2000,
    90,896,802 as of March 31, 1999,
    and 91,140,982 as of December 31,
    1999                                   91,263        90,897        91,141
  Capital in excess of par value           74,582        64,907        71,390
  Accumulated other comprehensive
    income                                 (2,754)       (2,658)       (2,745)
Treasury stock, at cost, 213,977
    shares as of March 31, 2000,
    307,025 shares as of March 31, 1999,
    and 304,025 shares as of
    December 31, 1999                      (4,800)       (7,168)       (7,093)
  Reinvested earnings                   1,206,718     1,209,164     1,201,437
    Total shareholders' investment      1,365,009     1,355,142     1,354,130

                                      $ 3,528,953   $ 3,641,018   $ 3,526,173


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                   Three Months Ended
                                           March 31                December 31
                                     2000             1999            1999
Net sales                         $   483,459      $   459,233     $   473,012
Cost of goods sold                    403,600          398,056         395,487
  Gross profit                         79,859           61,177          77,525
Selling, general
  and administrative expenses          26,241           25,155          26,063
Income from operations                 53,618           36,022          51,462
Interest expense                      (20,501)         (21,051)        (21,252)
Interest income                         7,024            6,045           6,343
Miscellaneous, net                      1,287            2,268           1,088
  Total other income
    (expense), net                    (12,190)         (12,738)        (13,821)
Income before provision for
  income taxes                         41,428           23,284          37,641
Provision for income taxes             16,157            9,314          15,057
Net income                        $    25,271      $    13,970     $    22,584
Net income per share - basic      $      0.28      $      0.15     $      0.25
Net income per share - diluted    $      0.28      $      0.15     $      0.25
Average number of
  common shares outstanding        90,909,365       90,422,797      90,801,101


                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

                                                   Three Months Ended
                                           March 31                December 31
                                     2000            1999             1999

Balance beginning of period       $ 1,201,437    $ 1,215,091       $ 1,198,823
Add:  Net income                       25,271         13,970            22,584
Deduct:  Cash dividends               (19,990)       (19,897)          (19,970)
Balance end of period             $ 1,206,718    $ 1,209,164       $ 1,201,437


                 CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS - UNAUDITED)

                                                    Three Months Ended
                                                         March 31
                                                    2000           1999
Cash Flows from Operating Activities
  Net income                                      $  25,271     $  13,970
  Depreciation and depletion                         47,956        47,628
  Amortization of goodwill and intangibles            2,388         2,366
  Debt premium amortization                             -        (    898)
  Deferred income taxes                               6,104         5,662
  Earnings of affiliates                           (    686)     (    952)
  (Increase) decrease in current assets,
     other than cash and cash equivalents          ( 24,837)     ( 11,598)
  Increase (decrease) in current
    liabilities, other than current
    portion of long-term debt                        20,819        14,710
  Increase (decrease) in postretirement
    benefits                                          3,167         4,402
  Increase (decrease) in other noncurrent
    liabilities                                    (  2,333)        1,241
Net cash provided by operating activities            77,849        76,531

Cash Flows from Investing Activities
  Capital expenditures                             ( 29,861)     ( 56,109)
  Other                                            (    768)     (  1,441)
Net cash (used in) investing activities            ( 30,629)     ( 57,550)

Cash Flows from Financing Activities
  Cash dividends                                   ( 19,990)     ( 19,897)
  Repayment of long-term debt                           -        ( 19,473)
  Net borrowings under lines of credit,
    revolvers and commercial paper                 ( 29,563)       18,000
  Other                                               5,607         6,171
Net cash (used in) financing activities            ( 43,946)     ( 15,199)

Net increase (decrease) in cash and cash
  equivalents                                         3,274         3,782
Cash and cash equivalents - beginning of period       6,201         3,230
  Cash and cash equivalents - end of period       $   9,475     $   7,012

Cash paid during the period for:
  Interest                                        $  12,840     $  13,197
  Income taxes                                        4,561           340


Notes to Financial Statements:

1.	Basis of Presentation

		The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the statements be read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

		In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Results for the three months ended March 31, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

2.	Summarized financial information concerning the company's reportable segments is shown in the following table:

                                     Printing             Corporate
    (Dollars in thousands)            Papers     Other      Items      Total

    Three months ended
      March 31, 2000
    Revenues                         $ 427,067  $ 68,657  $(12,265)  $ 483,459
    Segment profit (loss)               74,100     5,758   (38,430)     41,428

    Three months ended
      March 31, 1999
    Revenues                           399,091    70,678   (10,536)    459,233
    Segment profit (loss)               52,655     8,522   (37,893)     23,284

3.	On February 22, 2000, Consolidated Papers announced its agreement to be acquired by Stora Enso Oyj, Helsinki, Finland. Stora Enso is one of the
world's leading forest industry companies. The transaction has been unanimously approved by the boards of directors of both companies. The completion of the sale, which is subject to regulatory approval and the approval of shareholders of both companies, is expected to occur in August or September 2000.
* * * * *


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Cost of Sales

Net sales for the first quarter of 2000 were $483 million, an increase of 5% compared with the first quarter of 1999. First quarter shipments were 553,000 tons, up 5% compared with 524,000 tons for the same period in 1999.
The increases were due primarily to improvements in both demand and selling prices.

Net income for the first quarter of 2000 was $25 million, an increase of 81% compared with $14 million for the same period in 1999. The net earnings increase is due to improvements in both demand and selling prices for the company's coated and supercalendered printing papers and the negative impact in the first quarter 1999 of $8 million (pretax) expenses related to the major rebuild of the company's No. 25 paper machine production line at its Biron
Division. First quarter earnings were, however, negatively affected by increased pulp prices.

The machines that produce groundwood-free coated papers at Wisconsin Rapids and Inter Lake Papers divisions operated at 93% of available capacity, compared with 89% during the first quarter 1999. The Converting Division, which converts heavier-weight groundwood-free coated rolls into sheets, operated at 78% of available capacity, compared with 98% in the same period in 1999.

The facilities that produce lightweight coated groundwood papers at Inter Lake
Papers, Biron, Wisconsin River and Niagara divisions operated at 98% of available capacity, compared with 95% during the first quarter 1999.

The company's supercalendered paper machine at its Lake Superior Paper
Industries facility operated at 100% of available capacity in both the first quarters 2000 and 1999.

During the first quarter of 2000, the coated specialty papers division at Stevens Point operated at 85% of capacity, compared to 79% during the same period in 1999. Due to improved recycled fiber market conditions, shipments of recycled fiber made from postconsumer office scrap paper increased.
Shipments of paperboard products remained steady compared with the first quarter of l999.

Gross profit margin as a percent of net sales increased in the first quarter
2000 to 16.5% from 13.3% in the first quarter 1999. The first quarter 1999 was negatively impacted by expenses of $8 million (pretax) related to the major rebuild of the company's No. 25 paper machine production line at its Biron Division. Excluding the expense of the paper machine rebuild in 1999, the gross profit margin was 15.1%. The remaining improvement in gross profit margin was due to increased selling prices and improved operating rates.

Selling, general and administrative expenses as a percent of net sales was 5.4% for the first quarter 2000, compared with 5.5% for the same period in 1999. Other income (expense) improved slightly in first quarter 2000 as compared with first quarter 1999, primarily due to reduced debt.

The effective tax rate was 39.0% in 2000, compared with 40.0% for the first quarter 1999.

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 1.1:1, compared with 1.1:1 at both March 31, 2000 and December 31, 1999. Cash and cash equivalents increased by $3 million and receivables increased by $9 million due to higher
March 2000 sales as compared to December 1999. Days sales outstanding decreased 2 days due to continued efforts to improve cash conversion cycles.
Inventories increased by $15 million, including increases of $12 million in finished goods and $5 million in raw materials and supplies, offset in part by a decrease of $2 million in unfinished stock. The current portion of long-term debt remained unchanged at the end of the first quarter at $85 million.
Accounts payable increased $12 million in the first quarter of 2000 as the company improved its working capital management policies. Other current liabilities increased by $9 million, due primarily to an increase in interest payable and income taxes payable offset slightly by a decrease in wages payable.

The company's debt decreased $30 million during the quarter. The resulting long-term funded debt to capital ratio was 36% on March 31, 2000 compared to 37% at December 31, 1999 and 44% at March 31, 1999.

Capital expenditures totaled $30 million compared with $56 million during the same period in 1999. The major projects with capital expenditures during the first quarter of 2000 include: a new customer order management system, a new peroxide bleach plant at Wisconsin River Division, a shoe press rebuild on No. 16 paper machine at the Wisconsin Rapids Division, and a rebuild on No. 96 paper machine and a new roll wrapper, both at Inter Lake Papers
Division.  The major first quarter 1999 capital expenditures included
$24 million of a $86 million project for a paper machine rebuild at Biron
Division. The company expects to spend a total of $135 million during 2000 for capital additions.

Employee Matters

During the first quarter, the company executed six-year contracts with two unions representing 370 craft employees at the company's central Wisconsin locations. Negotiations continue with one union representing approximately
270 craft employees at the central Wisconsin locations. A five-year contract with this union expired April 30, 1999. The company is also negotiating with unions representing employees at the Niagara, Wisconsin mill.

Legal Proceedings

On March 24, 2000, the company received a Notice of Violation and a Finding of Violation from the United Stated Environmental Protection Agency ("EPA").
Generally, the Notice of Violation alleges that the company failed to obtain permits and install appropriate air pollution control equipment under the Federal Clean Air Act's Prevention of Significant Deterioration (PSD) program.
More specifically, EPA alleges that PSD permits should have been obtained by the company in connection with a digester expansion project that was begun in 1983 (which EPA labeled the "First Expansion Project") and with a pulp mill expansion project that was undertaken in the latter half of the 1980s into the early 1990s (which EPA labeled the "Modernization Project"). EPA further alleges that these projects triggered the need for the company to have installed best available control technology (BACT) on two recovery boilers and two power boilers. The Finding of Violation alleges that changes made to the two recovery boilers in 1989 and 1990 as part of the "Modernization Project" required emissions from these boilers to meet the New Source Performance
Standards ("NSPS") developed under the Federal Clean Air Act. EPA further alleges that stack testing of the two recovery boilers in 1995 showed the emissions from the recovery boilers exceeded NSPS emission limits and that the company failed to monitor and record emissions as required by the NSPS regulations. The company is studying the allegations and had an initial meeting with the EPA on April 28, 2000 to discuss the factual background of the allegations. The matter has been referred to the Department of Justice.
No settlement demand has been received by the company.
The company may seek to settle this claim in advance (or in the course) of litigation. Any settlement will need to satisfy the EPA's Clean Air Act penalty policy. This policy requires settlements to be based on the payment of a penalty that recovers the "economic savings" and addresses the "gravity" of the alleged violation. Any settlement would also require the facility to be in compliance or to agree to a compliance schedule.

The company has the right to contest any allegations of the EPA in court. Any case against the company that arises out of this matter would be filed in the United States District Court for the Western District of Wisconsin.

Forward-looking Statements

Certain statements in Management's Discussion and Analysis in this report may constitute forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. A discussion of these risks and uncertainties may be found in the company's 1999 Annual
Report and its Form 10-K Report of the year ended December 31, 1999, under the heading "Management's Discussion and Analysis - Forward-looking Statements."


                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)    Financial Data Schedule.

(b)  Reports on Form 8-K.

     Reports on Form 8-K dated February 22, 2000 were filed on February 24,
2000 and March 1, 2000 to report the Press Release announcing Stora Enso to acquire Consolidated Papers for EUR 4.9 billion.

     A report on Form 8-K dated February 22, 2000 was filed on March 2, 2000 to report the Agreement and Plan of Merger by and among Consolidated
Papers, Inc., Stora Enso Oyj, and Stora Enso Acquisition, Inc.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date       May 12, 2000

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date       May 12, 2000

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
