Form 10-K405/A
period 1999-12-31
CONSOLIDATED PAPERS INC
filed 2000-07-26
CIK 23752

FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1999
                          ------------------------------------------------------

                           Commission File No. 0-1051

                            CONSOLIDATED PAPERS, INC.
                            (A Wisconsin Corporation)

                   IRS Employer Identification No. 39-0223100

                     Wisconsin Rapids, Wisconsin 54495-8050
                           Telephone No. 715-422-3111
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
Common Stock, Par Value $1.00                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None
-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

This filing is being made to amend Items 1, 7, and 8 to the previously filed Form 10-K.

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

Approximately 5.5%, or $91.6 million, of the Company's 1999 net sales were made outside of the United States. Substantially all foreign sales of printing papers were to Canadian customers, where the Company has two sales offices. Specialty papers manufactured by the Company's Stevens Point Division are sold throughout the world through a distribution arrangement with a Swiss company. Sales of specialty papers outside the United States amounted to $12.8 million in 1999. The Company has no manufacturing facilities outside of the United States. The Company owns approximately 300,000 acres of forestland in Canada.

Effective July 1, 1995, the Company acquired Niagara of Wisconsin Paper Corporation, Niagara, Wisconsin, a manufacturer of coated groundwood publication papers; Lake Superior Paper Industries, Duluth, Minnesota, a manufacturer of supercalendered paper; and Superior Recycled Fiber Industries, Duluth, Minnesota, a producer of high-quality recycled pulp from post consumer office scrap paper for approximately $235 million in cash and extinguished $52 million in debt. Effective December 31, 1997, Niagara of Wisconsin Paper Corporation became a division of the Company.

In October, 1997, the Company acquired Repap Wisconsin, Inc. and Repap Sales Corporation for approximately $258 million in cash and assumed debt of $419 million and other liabilities of $156 million. The operations are now known as Inter Lake Papers, a division of the Company. Inter Lake Papers manufactures groundwood and groundwood-free coated papers for the printing and publishing industries.

In May, 1999, the Company sold the assets of Castle Rock Container Company, a division of Consolidated Papers, Inc. and manufacturer of corrugated products, to St. Laurent Packaging Corp. for approximately $24 million, an amount which approximated net book value.

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

    DISTRIBUTION OF COATED AND SUPERCALENDERED PRINTING PAPER SALES IN TONS

                                   Direct
                                  Publisher           Merchant
                                  Accounts            And Other
                 Year                 %                   %
                 ----             ---------           ----------
                 1995                56%                 44%
                 1996                56%                 44%
                 1997                53%                 47%
                 1998                54%                 46%
                 1999                54%                 46%

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

Merchant customers like Unisource and xpedx are not committed by contract to purchase any minimum quantity of paper. Instead, the Company has the ability to decline to sell to any merchant whose performance is believed to be inadequate over an extended period, or whose competitors present a better opportunity for the sale of the Company's products in a trading area. Substantially all merchants receive a 2% discount from the invoice price if payment is made within twenty days. In competitive situations the Company may make special pricing and payment arrangements.

Energy
------

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

Raw Materials
-------------

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

Research and Development
------------------------

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

Legal and Environmental
-----------------------

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

Employees
---------

At the end of 1999 the Company employed approximately 6,792 people, essentially all of whom were full-time employees.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Current
                                 Position
        Name              Age     Since            Current Position
        ----              ---    --------          ----------------

  George W. Mead           72     1971   Chairman of the Board
  Gorton M. Evans          61     1997   President and Chief Executive Officer
  Richard J. Kenney        59     1997   Senior Vice President, Finance
  Ronald E. Swanson        50     1997   Senior Vice President
  John T. Hurley           65     1997   Senior Vice President, Sales and
                                           Marketing
  James E. Shewchuk        63     1999   Senior Vice President, Administration
  David A. Krommenacker    57     1997   Vice President, Packaging Operations
  John B. Steele           55     1997   Vice President, Free Sheet Operations
  Roger L. Wangen          58     1997   Vice President, Groundwood Operations
  Carl H. Wartman          47     1996   Secretary and General Counsel
  David P. Nimtz           46     1997   Controller
  Donna G. Stephens        51     1999   Treasurer

All executive officers of the Company are elected annually by the Board of Directors. John T. Hurley retired on December 31, 1999.

All of the executive officers of the Company, except Donna G. Stephens, have served in executive or managerial positions in the Company for the past five years. Donna G. Stephens joined the Company's finance department in January 1999 and was elected Treasurer in April 1999. Mrs. Stephens was Vice President and Treasurer of Deluxe Corporation, Shoreview, Minnesota from 1992 to August 1997. Deluxe is a supplier of checks and electronic payment services to the finance and retail industries. She was an independent consultant after leaving Deluxe and before joining the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition and Results of Operations
---------------------------------------------

Acquisition.
-----------

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

Asset Impairment and Sale of Assets.
-----------------------------------

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

Sales and Cost of Sales.
-----------------------

Net sales were $1.8 billion in 1999, compared with record net sales in 1998 of $2.0 billion and 1997 net sales of $1.7 billion. Shipments of 2,122,000 tons in 1999 were a decrease of 3% from 1998. Shipments in 1998 were a record, representing a 15% increase over 1997. Gross margin as a percent of sales was 14.5% in 1999, compared with 17.1% in 1998 and 17.5% in 1997. The lower 1999 margin was due primarily to lower selling prices and periodic market-related downtime. Two small paper machines were temporarily shut down and placed on standby status during 1999 due to market conditions. Additional downtime was taken on various other machines, based upon market conditions. During 1999, total production of printing and specialty papers was reduced by approximately 207,000 tons as part of the Company's efforts to balance production with market demand. Gross margin declined in 1998 compared to 1997 due to periodic market-related downtime. The increased domestic demand in 1998 was absorbed by imports at lower prices from foreign producers taking advantage of low labor rates and raw material costs, lower currency exchange rates and trade protectionism. Import sales were up 4% in 1999 compared to 1998, following a 23% increase in 1998 compared to 1997.

Major components of cost of sales include labor and fringe benefits, pulp and pulpwood, energy, and depreciation of plant and equipment.

Plant Operations.
----------------

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

Selling, General and Administrative Expenses.
--------------------------------------------

Selling, general and administrative expenses were $102 million in both 1999 and 1998, following an increase of $18 million in 1998 compared to 1997. The increase from 1997 to 1998 reflected a full year of expenses in 1998 for the Inter Lake operations acquired in October 1997. The major component of selling, general and administrative expenses is salaries and fringe benefits.

Other Income (Expense) and Income Taxes.
---------------------------------------

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

Liquidity and Capital Resources
-------------------------------

Current Account Changes.
-----------------------

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

Capital Commitments and Spending.
--------------------------------

At the end of 1999, authorized but uncompleted capital projects totaled
$139 million. A capital approval budget of $106 million is in place for 2000. The $106 million budget, plus the $139 million carry-over from 1999, less an anticipated carry-over of $90 million at the end of 2000, will result in planned capital spending of $155 million in 2000. The 2000 capital approval budget of $106 million consists of $64 million for essential quality and replacement projects, $37 million for high-return projects, and $5 million for environmental-control projects. High return projects are justified based on the project's expected return being in excess of a corporate target. Essential quality and replacement projects are projected to not meet the Company's target. Instead, these projects are deemed necessary in order to meet customer's requirements and expectations in regard to product characteristics such as printability, printing press runnability, opacity and gloss or to replace, improve or extend existing equipment and processes.

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

Long-term Debt.
--------------

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

Market Risk.
-----------

In the ordinary course of business, Consolidated Papers, Inc. is exposed to interest rate risk, currency exchange rate risk and purchase price risk. These exposures relate to fluctuations in interest rates on outstanding debt, sales of products to foreign customers and changes in prices on purchases of commodities. The company neither holds nor issues financial instruments for trading purposes.

Interest Rate and Debt Sensitivity Analysis.
-------------------------------------------

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

Foreign Exchange Rate Risk.
--------------------------

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

Environmental Matters.
---------------------

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

Employee Matters.
-----------------

During 1999, the company executed six-year contracts with the Paper, Allied-Industrial Chemical and Energy Workers' International Union, which represents approximately 2,800 employees at the company's central Wisconsin locations (Wisconsin Rapids, Whiting, Stevens Point and Biron), and the Office & Professional Employees International Union, which represents approximately 270 employees at those locations. In 2000, a six-year labor contract between the company and the International Brotherhood of Electrical Workers (IBEW) was ratified. The IBEW represents about 250 employees at the company's central Wisconsin locations. Negotiations continue with two unions representing craft employees at the central Wisconsin locations. Five-year contracts with the craft unions expired April 30, 1999. Key issues in the negotiations include changes to health care and pension benefits.

Year 2000 Compliance.
--------------------

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

Forward Looking Statements.
--------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

CONSOLIDATED BALANCE SHEETS         Consolidated Papers, Inc. and Subsidiaries

                                                   As of December 31
                                                   -----------------
(Dollars in thousands)                   1999          1998           1997
--------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents             $     6,201   $     3,230   $    13,169
Accounts and notes receivable,
  net of reserves of $6,002 in 1999,
  $6,504 in 1998 and $6,374 in 1997       127,801       147,307       160,874
Inventories
  Finished and partly finished
    products                               77,273        89,377        92,245
  Raw materials                            29,872        39,616        51,726
  Stores supplies                          61,476        60,127        61,075
-----------------------------------------------------------------------------
                                          168,621       189,120       205,046
-----------------------------------------------------------------------------
Prepaid expenses                           32,905        48,550        26,506
-----------------------------------------------------------------------------
  Total current assets                    335,528       388,207       405,595
-----------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
Investments in affiliates, at cost
  plus equity in undistributed
  earnings                                 41,547        39,668        37,188
Restricted cash related to leases         443,844       438,429       427,026
Other assets                               20,332        19,651        23,877
Goodwill                                  130,593       140,211       148,049
-----------------------------------------------------------------------------
                                          636,316       637,959       636,140
-----------------------------------------------------------------------------
PLANT AND EQUIPMENT
Buildings                                 316,546       323,969       281,988
Machinery and equipment                 3,316,001     3,200,392     2,647,374
-----------------------------------------------------------------------------
                                        3,632,547     3,524,361     2,929,362
  Less-accumulated depreciation         1,185,061     1,048,409       883,265
-----------------------------------------------------------------------------
                                        2,447,486     2,475,952     2,046,097
Land                                       14,448        14,069        13,383
Timber and timberlands, net of
  depletion                                27,681        26,762        26,391
Capital additions in process               64,714        84,537       219,904
-----------------------------------------------------------------------------
                                        2,554,329     2,601,320     2,305,775
-----------------------------------------------------------------------------
                                      $ 3,526,173   $ 3,627,486   $ 3,347,510
=============================================================================
CURRENT LIABILITIES
Current portion of long-term debt     $    85,284   $      -      $      -
Accounts payable                          103,564        88,651        92,330
Payroll and employee benefits              74,796        78,083        65,628
Income taxes                                  730           367         2,844
Property taxes                             10,679        11,661        11,082
Other current liabilities                  36,207        44,199        37,477
-----------------------------------------------------------------------------
  Total current liabilities               311,260       222,961       209,361
-----------------------------------------------------------------------------

NONCURRENT LIABILITIES AND
  DEFERRED CREDITS
Long-term debt                            802,000     1,054,564       868,665
Capital lease obligations                 467,804       465,613       456,321
Deferred income taxes                     390,991       349,573       309,875
Postretirement benefits                   167,118       148,508       152,470
Other noncurrent liabilities               32,870        31,416        33,151
-----------------------------------------------------------------------------
                                        1,860,783     2,049,674     1,820,482
-----------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
Preferred stock, authorized and
  unissued 15,000,000 shares                 -             -             -
Common stock, authorized 200,000,000
  shares, par value $1.00 per share;
  issued 91,140,982 shares in 1999,
  90,713,876 shares in 1998 and
  90,009,898 shares in 1997                91,141        90,714        90,010
Capital in excess of par value             71,390        61,657        46,400
Accumulated other comprehensive income     (2,745)       (2,705)       (2,610)
Treasury stock, at cost, 304,025 shares
  in 1999, 409,426 shares in 1998
  and 278,816 shares in 1997               (7,093)       (9,906)       (7,370)
Reinvested earnings                     1,201,437     1,215,091     1,191,237
-----------------------------------------------------------------------------
  Total shareholders' investment        1,354,130     1,354,851     1,317,667
-----------------------------------------------------------------------------
                                      $ 3,526,173   $ 3,627,486   $ 3,347,510
=============================================================================

CONSOLIDATED STATEMENTS OF INCOME   Consolidated Papers, Inc. and Subsidiaries


                                            For the years ended December 31
(Dollars in thousands, except per           ---------------------------------
  share data)                               1999         1998         1997
-----------------------------------------------------------------------------
Net sales                                $ 1,838,795  $1,989,315   $1,679,311
Cost of goods sold                         1,572,637   1,649,265    1,386,023
-----------------------------------------------------------------------------
  Gross profit                               266,158     340,050      293,288
Selling, general and administrative
  expenses                                   102,374     102,038       83,778
-----------------------------------------------------------------------------
  Income from operations                     163,784     238,012      209,510
-----------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                             (82,219)    (95,918)     (49,576)
Interest income                               23,192      31,168       27,079
Miscellaneous, net                             5,370       5,007        3,381
-----------------------------------------------------------------------------
  Total                                      (53,657)    (59,743)     (19,116)
-----------------------------------------------------------------------------
Income before provision for
  income taxes                               110,127     178,269      190,394
-----------------------------------------------------------------------------
PROVISION FOR INCOME TAXES
Current                                        7,226      36,147       46,922
Deferred                                      36,825      35,162       25,428
-----------------------------------------------------------------------------
  Total                                       44,051      71,309       72,350
-----------------------------------------------------------------------------
Net income before extraordinary item          66,076     106,960      118,044
Loss on debt extinguishment, net of
  tax benefit of $3,069                         -        ( 4,603)        -
-----------------------------------------------------------------------------
Net income                               $    66,076  $  102,357   $  118,044
=============================================================================
Net income per share before
  extraordinary item - basic             $       .73  $     1.19   $     1.32
=============================================================================
Net income per share before
  extraordinary item - diluted           $       .73  $     1.18   $     1.31
=============================================================================
Net income per share - basic             $       .73  $     1.13   $     1.32
=============================================================================
Net income per share - diluted           $       .73  $     1.13   $     1.31
=============================================================================
Average number of common
  shares outstanding                      90,650,922  90,199,750   89,692,396
=============================================================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                              Accumu-
                     Capital   lated
                        in     Other                                  Compre-
                      Excess  Compre-   Treas-                         hen-
(Dollars in   Common  of Par  hensive    ury   Reinvested              sive
thousands)    Stock   Value   Income    Stock   Earnings    Total      Income
------------------------------------------------------------------------------
Balance,
  December
  31, 1996   $89,537 $36,049 $(2,290) $(2,020) $1,148,546 $1,269,822
Net income      -       -       -        -        118,044    118,044 $118,044
Cash
  dividends     -       -       -        -        (75,353)   (75,353)    -
Exercise of
  stock
  options        473   9,447    -        -           -         9,920     -
Tax benefit
  related
  to stock
  options       -        962    -        -           -           962     -
Transla-
  tion          -       -     (  320)    -           -       (   320)    (320)
                                                                     ---------
Comprehen-
  sive
  income                                                             $117,724
                                                                     ========
Treasury
  stock
  purchase      -       -       -      (7,646)       -       ( 7,646)
Issuance of
  treasury
  stock         -        (58)   -       2,296        -         2,238
-----------------------------------------------------------------------------
Balance,
  December
  31, 1997   $90,010 $46,400 $(2,610) $(7,370) $1,191,237 $1,317,667
Net income      -       -       -        -        102,357    102,357 $102,357
Cash
  dividends     -       -       -        -        (78,503)   (78,503)    -
Exercise of
  stock
  options        704  13,506    -        -           -        14,210     -
Tax benefit
  related
  to stock
  options       -      1,703    -        -           -         1,703     -
Transla-
  tion          -       -     (   95)    -           -       (    95)    ( 95)
                                                                     --------
Comprehen-
  sive
  income                                                             $102,262
                                                                     ========
Treasury
  stock
  purchase      -       -       -      (5,007)       -       ( 5,007)
Issuance of
  treasury
  stock         -         48    -       2,471        -         2,519
------------------------------------------------------------------------------
Balance,
  December
  31, 1998   $90,714 $61,657 $(2,705) $(9,906) $1,215,091 $1,354,851
Net income      -       -       -        -         66,076     66,076 $ 66,076
Cash
  dividends     -       -       -        -        (79,730)   (79,730)    -
Exercise of
  stock
  options        427   8,988    -        -           -         9,415     -
Tax benefit
  related
  to stock
  options       -        659    -        -           -           659     -
Transla-
  tion          -       -     (   40)    -           -       (    40)    ( 40)
                                                                     --------
Comprehen-
  sive
  income                                                             $ 66,036
                                                                     ========
Issuance of
  treasury
  stock         -         86    -       2,813        -         2,899
-----------------------------------------------------------------------------
Balance,
  December
  31, 1999  $91,141  $71,390 $(2,745) $(7,093) $1,201,437 $1,354,130
=============================================================================

Consolidated Papers, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the years ended December 31
-----------------------------------------------------------------------------
(Dollars in thousands)                          1999        1998       1997
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  66,076  $ 102,357   $ 118,044
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and depletion               179,285    171,156     121,587
      Amortization of goodwill and
        intangibles                             10,048     10,182       7,013
      Debt premium amortization               (    992)  (  7,090)       -
      Undepreciated cost of plant and
        equipment retirements                   10,881      2,577       6,957
      Earnings of affiliates                  (  3,963)  (  4,755)   (  4,557)
      Deferred income taxes                     36,825     35,162      25,428
      (Increase) decrease in accounts
        receivable                              16,492     13,567      11,331
      (Increase) decrease in inventories        15,265     15,926    (  2,508)
      (Increase) decrease in prepaid
        expenses                                20,238   ( 17,508)     11,801
      Increase (decrease) in accounts
        payable                                 14,913   (  3,679)   ( 14,930)
      Increase (decrease) in current
        liabilities, other than current
        portion of long-term debt
        and accounts payable                  ( 12,057)    17,279       1,653
      Increase (decrease) in postretirement
        benefits                                18,610   (  3,962)   (    901)
      Increase (decrease) in other
        noncurrent liabilities                   1,454   (  1,735)   (  6,926)
------------------------------------------------------------------------------
Net cash provided by operating activities      373,075    329,477     273,992
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                          (158,869)  (348,856)   (236,198)
Proceeds from sale of assets                    24,422       -           -
Acquisitions, net of cash                         -          -       (250,690)
Proceeds from sale and leaseback                  -          -        135,600
Other                                         (  2,612)     1,952         130
-----------------------------------------------------------------------------
Net cash (used in) investing activities       (137,059)  (346,904)   (351,158)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends                                ( 79,730)  ( 78,503)   ( 75,353)
Proceeds from long-term debt                      -       160,000     282,000
Repayment of long-term debt                   ( 20,572)  (143,831)   (405,103)
Net borrowings under lines of credit,
  revolvers and commercial paper              (145,716)    56,397     270,389
Common stock issued (net)                       12,973     13,425       5,474
-----------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                        (233,045)     7,488      77,407
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                               2,971    ( 9,939)        241
Cash and cash equivalents - beginning
  of year                                        3,230     13,169      12,928
-----------------------------------------------------------------------------
Cash and cash equivalents - end of year      $   6,201  $   3,230   $  13,169
=============================================================================

Cash paid during the year for:
  Interest                                   $  78,451  $  87,046   $  29,333
  Income taxes                                   4,957     42,838      32,007
-----------------------------------------------------------------------------

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

       Revenue Recognition - The company records revenue according to agreed upon terms of sales. Substantially all revenue is recorded upon shipment of products, at which time title passes.

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

       Basic and diluted earnings per share are reconciled as follows:

                         For the Years Ended December 31
    (In thousands, except per share data)   1999          1998         1997
                                            ----          ----         ---
       Net income before extraordinary
       item                                  $ 66,076      $106,960     $118,044
                                             ========      ========     ========

       Basic weighted average common
         shares outstanding                90,650,922    90,199,750   89,692,396
       Effect of exercise of stock
         options                              314,467       355,996      347,510
                                           ----------    ----------   ----------
       Diluted weighted average common
         shares outstanding                90,965,389    90,555,746   90,039,906
                                           ==========    ==========   ==========
       Net income per share before
         extraordinary item - basic           $   .73     $   1.19     $   1.32
                                              =======     ========     ========
       Net income per share before
         extraordinary item - diluted         $   .73     $   1.18     $   1.31
                                              =======     ========     ========

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

                                                           For the year ended
                                                                 December 31,
                                                                         1997
    (In thousands, except per share data)                         (Unaudited)
     -----------------------------------                           ---------
    Net sales                                                      $2,025,628
    Net income                                                         62,916
    Net income per share - diluted                                        .70

       This pro forma information reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.

3. Asset Impairment and Sale of Assets. In April 1999, the company retired a paper machine production line at its Niagara Division. The machine was retired as a result of market conditions and production inefficiencies compared with other production lines. The sales and resulting operating profit generated from the previous operations of these assets have been moved to other available capacity. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company charged Cost of Goods Sold for a $4.5 million pretax write-off of these assets.

       In May 1999, the company sold the assets of Castle Rock Container Company, a division of Consolidated Papers, Inc. and manufacturer of corrugated products, to St. Laurent Packaging Corp. The sale proceeds approximated net book value.

4. Long-term Debt and Lines of Credit. A summary of long-term debt as of December 31 is as follows:

     (In thousands)                          1999            1998      1997
      -------------                          ----            ----      ----
     Term loan from a financial
     institution, unsecured,
     with interest at 7.20%,
     due June 30, 2000                   $  30,000       $  30,000  $  30,000

     Term loan from a financial
     institution, unsecured,
     with interest at 7.65%,
     due June 30, 2005                      55,000          55,000     55,000

     Term loan from a financial
     institution, secured by equipment,
     with interest at 12.08%, due
     January 1, 2007, repurchased in
     May and June 1998                        -               -        30,241

     Senior Notes with interest
     at 6.71% to 7.14%, due October 31,
     2004 to October 31, 2017              277,000         277,000    277,000

     Senior Notes with interest at 6.93%
     to 7.30%, due May 8, 2009
     to May 8, 2023                        160,000         160,000       -

     Industrial Revenue Bonds with
     interest at 5.6% at December
     31, 1999, reset weekly,
     due July 1, 2012                        5,000           5,000      5,000

     First Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with interest
     at 9.25%, due February 1, 2002,
     repurchased in February 1999            -              20,369     20,620

     Second Priority Senior Secured Notes
     of Inter Lake Papers, Inc. with interest
     at 9.875%, due May 1, 2006,
     repurchased in May 1999                  -              1,195      1,204

     Revolving credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 6.68%, 5.35% and 5.91%,
     respectively                          190,000         400,000    440,000

     Commercial Paper with a weighted
     average interest rate of 6.28%         55,284            -          -

     Line of credit agreements with
     financial institutions, unsecured,
     with a weighted average interest
     rate of 6.33%, 6.08% and 6.91%,
     respectively                          115,000        106,000       9,600
                                        ----------     ----------   ---------
                                           887,284      1,054,564     868,665
                                        ----------     ----------   ---------
     Less - current portion                 85,284           -           -
                                        ----------     -----------  ------
     Total long-term debt               $  802,000     $1,054,564   $ 868,665
                                        ==========     ==========   =========

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

       Future scheduled minimum lease payments under capital and noncancelable operating leases as of December 31, 1999, are as follows:

     (In thousands)                      Operating Leases     Capital Leases
      ------------                       ----------------     --------------
     2000                                   $  13,100           $  20,519
     2001                                      11,843              27,792
     2002                                      10,578              29,194
     2003                                       8,052              30,667
     2004                                       7,780              32,040
     Thereafter                                70,230             801,508
                                            ---------           ---------
     Total minimum lease payments           $ 121,583           $ 941,720
                                            =========

     Imputed interest                                            (462,258)
                                                                ---------
     Present value of capitalized lease payments                  479,462
     Less current portion
       (included in other current liabilities)                     11,658
                                                                ---------
     Long-term capitalized lease obligations                    $ 467,804
                                                                =========

 6. Fair Values of Financial Instruments. The carrying amounts and fair values of the company's financial instruments at December 31 were as follows:

                         1999                1998                 1997
                    ---------------     ---------------       --------
                   Carrying     Fair   Carrying     Fair     Carrying    Fair
  (In thousands)    Amount      Value   Amount      Value     Amount     Value
   ------------    --------     -----  --------     -----    --------    -----
Restricted cash
  related to
  leases           $455,502 $455,502  $  457,012 $  457,012 $439,675  $439,675
Current portion
  of long-term
  debt               85,284   86,422        -         -        -         -
Long-term debt      802,000  766,992  1,054,564   1,072,071  868,665   875,534

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

       Summarized information on the company's postretirement plans as of December 31 is as follows:

                       Pension Benefits                  Other Benefits
                       ----------------                  --------------
(In thousands)   1999       1998       1997       1999       1998       1997
                 ----       ----       ----       ----       ----       ----
Change
  in benefit
  obligation
  Benefit
    obligation
    at
    begin-
    ning of
    year     $ 529,584  $ 480,029  $ 444,637  $ 238,248  $ 221,325  $ 157,705
  Service
    cost        19,529     16,769     13,760      6,532      5,792      4,619
  Interest
    cost        35,359     33,117     31,247     15,583     15,039     11,736
  Amendments     7,876      2,648       -        (3,966)      -          -
  Acquisition     -          -          -          -          -        54,610
  Net
    actuar-
    ial
    loss/
    (gain)     (64,191)    21,592     13,172    (35,728)     5,313       (399)
  Benefits
    paid       (26,629)   (24,571)   (22,787)   (11,195)    (9,221)    (6,946)
             ---------  ---------  ---------  ---------  ---------  ---------

  Benefit
    obliga-
    tion
    at end
    of year  $ 501,528  $ 529,584  $ 480,029  $ 209,474  $ 238,248  $ 221,325
             =========  =========  =========  =========  =========  =========

Change in
    plan
    assets
  Fair
    value
    of plan
    assets
    at be-
    ginning
    of year  $ 633,092  $ 615,648  $ 514,314  $  57,059  $  52,637  $  39,463

  Actual
    return on
    plan
    assets      91,812     41,815    123,937     12,013        741      9,076
  Employer
    contri-
    butions        251        200        184      2,911     12,902     11,044
  Benefits
    paid       (26,629)   (24,571)   (22,787)   (11,195)    (9,221)    (6,946)
             ---------  ---------  ---------  ---------  ---------  ---------

  Fair
    value
    of plan
    assets
    at end
    of year  $ 698,526  $ 633,092  $ 615,648  $  60,788  $  57,059  $  52,637
             =========  =========  =========  =========  =========  =========

Net amount
 recognized
  Funded
    status   $ 196,998  $ 103,508  $ 135,619  $(148,686) $(181,189) $(168,688)
  Unrecog-
    nized
    prior
    service
    cost        24,342     19,151     19,072   ( 19,229)  ( 16,657)  ( 18,051)
  Unrecog-
    nized
    tran-
    sition
    (asset)   ( 11,349)  ( 14,188)  ( 17,027)      -          -          -
  Unrecog-
    nized
    net
    actu-
    arial
    loss/
    (gain)    (223,169)  (121,526)  (148,938)   (13,264)    30,166     21,830
             ---------  ---------  ---------  ---------  ---------  ---------
  (Accrued)
    benefit
    cost     $ (13,178) $ (13,055) $ (11,274) $(181,179) $(167,680) $(164,909)
             =========  =========  =========  =========  =========  =========

Amounts
  recog-
  nized
  in the
  statement
  of fin-
  ancial
  position
  consist
  of
  Prepaid
    benefit
    cost     $  30,614  $  22,605  $  17,415  $    -     $    -     $    -
  Accrued
    benefit
    lia-
    bility     (43,792)   (35,660)   (28,689)  (181,179)  (167,680)  (164,909)
             ---------  ---------  ---------  ---------  ---------  ---------
  Net
    amount
    recog-
    nized    $ (13,178) $ (13,055) $ (11,274) $(181,179) $(167,680) $(164,909)
             =========  =========  =========  =========  =========  =========

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

       The net periodic benefit cost as of December 31 is as follows:

                       Pension Benefits                  Other Benefits
                       ----------------                  --------------
(In thousands)   1999       1998       1997       1999       1998       1997
                 ----       ----       ----       ----       ----       ----
Components
  of net
  periodic
  benefit
  cost
  Service
    cost     $  19,529  $  16,769  $  13,760  $   6,532  $   5,792  $   4,619
  Interest
    cost        35,359     33,117     31,247     15,583     15,039     11,736
  Expected
    return
    on
    plan
    assets     (52,780)   (46,855)   (41,990)    (4,946)    (4,446)    (3,490)
  Amortiza-
    tion of
    prior
    service
    cost         2,688      2,568      2,568     (1,394)    (1,394)    (1,394)
  Amortiza-
    tion of
    transi-
    tion
    (asset)     (2,839)    (2,839)    (2,839)      -          -          -
  Recognized
    net actu-
    arial
    loss/
    (gain)      (1,583)    (  779)    (  172)       635        682        702
             ---------  ---------  ---------  ---------  ---------  ---------
  Net peri-
    odic
    benefit
    cost     $     374  $   1,981  $   2,574  $  16,410  $  15,673  $  12,173
             =========  =========  =========  =========  =========  =========

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

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care cost trend rate would have the following effects:

    (In thousands)                             1% Increase       1% Decrease
                                               -----------       -----------
       Effect on total of service and interest
         cost components                            $3,397           ($2,711)
       Effect on postretirement benefit
         obligation                                 27,156           (22,189)

9. Shareholders' Investment. In April 1989, the shareholders approved a Stock Option Plan providing for granting of options to directors, officers and all other nonunion employees. In April 1998, the company adopted a similar plan, the 1998 Incentive Compensation Plan. This plan provides for the granting of options, stock appreciation rights, stock or cash awards to directors, officers and all other nonunion employees. The company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the impact on net income after taxes, basic earnings per share and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been as follows:

                                               For the period ended December 31,
                                               ---------------------------------
                                               1999          1998         1997
                                               ----          ----         ----

       Net income after taxes      (dollars in thousands, except per share data)
       As reported                           $66,076       $102,357     $118,044
       Pro forma                              61,576        101,457      116,444

       Basic earnings per share
       As reported                              $.73          $1.13        $1.32
       Pro forma                                 .68           1.12         1.30

       Diluted earnings per share
       As reported                              $.73          $1.13        $1.31
       Pro forma                                 .68           1.12         1.29

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

       An analysis of the stock option plans at December 31, 1999, 1998 and 1997 follows:

                          Weighted              Weighted             Weighted
                           Average               Average              Average
                  1999    Exercise     1998     Exercise     1997    Exercise
                 Shares     Price     Shares      Price     Shares     Price
                 ------   ---------   ------    ---------   ------   --------
Outstanding at
  beginning of
  year          2,302,480   $24      2,411,328   $ 22     2,331,104    $ 21
Granted           641,477    22        534,728     29       475,258      24
Exercised        (316,420)   20       (617,664)    19      (338,358)     19
Expired or
  canceled       ( 77,229)   25       ( 25,912)    27      ( 56,676)     24
                ---------            ---------            ---------
Outstanding at
  end of year   2,550,308    24      2,302,480     24     2,411,328      22
                ---------            ---------            ---------
Exercisable at
  end of year   1,505,480    24      1,389,427     22     1,611,150      20

Weighted
  average fair
  value of
  options
  granted       $   15.59             $   8.09             $   6.30

       There are also 15 million shares of Class A Preferred Stock authorized with a par value of $.01 per share, to be issued at the discretion of the Board of Directors. As of December 31, 1999, none of the shares had been issued.

10.    Income Taxes.

       The provision for income taxes includes the following components:

    (In thousands)                  1999           1998          1997
     ------------                   ----           ----          ----
Current:
       Federal                    $  3,409       $ 29,383     $ 39,040
       State                         3,817          3,695        7,882
                                  --------       --------     --------
         Total current               7,226         33,078       46,922
                                  --------       --------     --------

     Deferred:
       Federal                      37,987         33,311       23,591
       State                       ( 1,162)         1,851        1,837
                                  --------       --------     --------
         Total deferred             36,825         35,162       25,428
                                  --------       --------     --------

     Total provision              $ 44,051       $ 68,240     $ 72,350
                                  ========       ========     ========

       The following summarizes the major differences between the U.S. statutory tax rates and the company's effective tax rates:

                                      1999         1998          1997
                                      ----         ----          ----

     Statutory federal tax rates      35.0%        35.0%         35.0%
     State income taxes                1.6          2.7           3.3
     Other items                       3.4          2.3           (.3)
                                      ----         ----          ----

     Effective tax rates              40.0%        40.0%         38.0%
                                      ====         ====          ====

       Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax liability is comprised of the following:

      (In thousands)                         1999         1998        1997
       ------------                          ----         ----        ----
       Deferred tax assets:
         Postretirement benefits           $  71,931    $  66,524   $  65,395
         Accrued vacation                     13,696       12,866      10,029
         Net operating loss carryforward      41,145       51,191      50,322
         AMT credit                            4,379        3,546       1,403
         Tax credit carryforward              10,706       11,757       7,875
         Capital loss carryforward             7,574        8,974       8,449
         Valuation allowance                (  7,841)    ( 10,504)   (  7,907)
         Other                                47,280       20,321      23,184
                                           ---------    ---------   ---------
       Total deferred tax assets             188,870      164,675     158,750
                                           ---------      -------   ---------
       Deferred tax liabilities:
         Plant and equipment                (516,400)    (476,184)   (432,265)
         Equity method investments          ( 10,683)    ( 10,140)   ( 10,576)
         Other                              ( 37,960)    ( 11,778)   ( 13,428)
                                           ---------    ---------   ---------
       Total deferred tax liabilities       (565,043)    (498,102)   (456,269)
                                           ---------    ---------   ---------

       Net deferred tax liability          $(376,173)   $(333,427)  $(297,519)
                                           =========    =========   =========

       The consolidated balance sheets reflect current deferred income taxes of $14.8 million, $16.2 million and $12.4 million in prepaid expenses and a long-term deferred income tax liability of $391.0 million, $349.6 million and $309.9 million at December 31, 1999, 1998 and 1997, respectively.

       As of December 31, 1999, the Company has net operating loss carryforwards of $226.7 million which expire from 2001 to 2004, AMT credit carryforwards of $5.3 million which do not expire, tax credit carryforwards of $15.1 million which expire from 2000 to 2014 and capital loss carryforwards of $21.6 million which expire in 2001. Due to the uncertainty of the realization of certain tax carryforwards, the company has established a valuation allowance against these carryforwards. This valuation allowance reduced the deferred tax asset to a net amount that the company believed more likely than not that it would realize based on the company's estimates of its future earnings and the expected timing of temporary difference reversals.

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

       Financial information by business segment follows:

                                 Printing               Corporate
     (In thousands)               Papers      Other      Items        Total
                                 --------     -----    ---------      -----
     1999
     Revenues                  $1,615,215  $  266,237  $( 42,657)  $1,838,795
     Segment profit (loss)        240,642      25,516   (156,031)     110,127
     Total assets               2,665,953     299,447    560,773    3,526,173
     Capital expenditures         137,112      13,720      8,037      158,869
     Depreciation and
       amortization               167,429      18,027      2,885      188,341

     1998
     Revenues                  $1,751,226  $  281,690  $( 43,601)  $1,989,315
     Segment profit (loss)        323,475      16,575   (161,781)     178,269
     Total assets               2,754,789     325,538    547,159    3,627,486
     Capital expenditures         315,459      29,663      3,734      348,856
     Depreciation and
       amortization               160,514      18,168   (  4,434)     174,248

     1997
     Revenues                  $1,440,005  $  284,820  $( 45,514)  $1,679,311
     Segment profit (loss)        264,710      28,578   (102,894)     190,394
     Total assets               2,514,870     313,684    518,956    3,347,510
     Capital expenditures         181,582      50,338      4,278      236,198
     Depreciation and
       amortization               105,063      21,248      2,289      128,600

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly financial data for 1999 and 1998:

(Dollars in
thousands, except        First     Second      Third     Fourth
per share data)         Quarter    Quarter    Quarter    Quarter      Year
------------------------------------------------------------------------------
1999
----
Net sales              $ 459,233  $ 435,119  $ 471,431  $ 473,012  $ 1,838,795
Gross profit              61,177     56,339     71,117     77,525      266,158
Net income                13,970     10,080     19,442     22,584       66,076
Net income per share -
  diluted                    .15        .12        .21        .25          .73

1998
----
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


Consent of Independent Public Accountants



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K/A, into Consolidated Papers, Inc.'s previously filed Registration Statement File No. 2-87423, Registration Statement File No. 33-28786, Registration Statement File No. 33-37838, Registration statement File No. 33-60263, Registration Statement File No. 33-64393, and Registration Statement File No. 333-73375.


/s/ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
July 25, 2000

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CONSOLIDATED PAPERS, INC.
          -------------------------
                  Registrant

/s/Carl H. Wartman                                       July 25, 2000
-------------------------------------------------    -----------------
Carl H. Wartman,                                               Date
Secretary and General Counsel