Form 10-Q
period 2000-06-30
CONSOLIDATED PAPERS INC
filed 2000-08-11
CIK 23752

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000

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

            Common stock par value $1.00 outstanding July 31, 2000

                               91,927,228 shares


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)

                                                        As of
                                       June 30        June 30      December 31
                                         2000           1999          1999
                                     (Unaudited)    (Unaudited)
                                     ASSETS
Current Assets
  Cash and cash equivalents          $    16,596    $     3,254    $     6,201
  Receivables (net of reserves of
    $5,847 as of June 30, 2000,
    $6,750 as of June 30, 1999,
    and $6,002 as of December 31,
    1999)                                164,689        145,751        127,801
  Inventories
    Finished stock                        90,549         83,347         68,972
    Unfinished stock                       7,495          7,454          8,301
    Raw materials and supplies            89,619         98,501         91,348
      Total inventories                  187,663        189,302        168,621
  Prepaid expenses                        35,120         35,280         32,905
    Total current assets                 404,068        373,587        335,528
Investments and other assets              63,885         60,323         61,879
Restricted cash related to leases        422,124        428,086        443,844
Goodwill                                 126,033        135,695        130,593

Plant and Equipment
Buildings, machinery and equipment     3,671,032      3,517,787      3,632,547
  Less:  Accumulated depreciation      1,276,545      1,110,726      1,185,061
                                       2,394,487      2,407,061      2,447,486
Land and timberlands                      42,203         41,321         42,129
Capital additions in process              84,579        135,300         64,714
  Total plant and equipment            2,521,269      2,583,682      2,554,329
                                     $ 3,537,379    $ 3,581,373    $ 3,526,173

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Current portion of long-term debt  $    85,000    $      -       $    85,284
  Accounts payable                       112,921         92,564        103,564
  Other                                  128,964        144,678        122,412
    Total current liabilities            326,885        237,242        311,260
Long-term debt                           764,450        993,000        802,000
Capital lease obligations                442,856        453,714        467,804
Deferred income taxes                    414,162        358,821        390,991
Postretirement benefits                  173,303        157,272        167,118
Other noncurrent liabilities              31,332         33,857         32,870

Shareholders' Investment
  Preferred stock, authorized and
    unissued 15,000,000 shares              -              -              -
  Common stock, shares issued
    91,539,166 as of June 30,
    2000, 90,988,094 as of
    June 30,1999, and 91,140,982
    as of December 31, 1999               91,539         90,988         91,141
  Capital in excess of par value          80,769         67,030         71,390
  Accumulated other comprehensive
    income                                (2,796)        (2,797)        (2,745)
  Treasury stock, at cost, 211,227
    shares as of June 30, 2000,
    304,025 shares as of June 30,
    1999, and 304,025 shares as of
    December 31, 1999                     (4,739)        (7,093)        (7,093)
  Reinvested earnings                  1,219,618      1,199,339      1,201,437
    Total shareholders' investment     1,384,391      1,347,467      1,354,130
                                     $ 3,537,379    $ 3,581,373    $ 3,526,173


                   CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)

                               Three months ended          Six months ended
                            June 30           March 31          June 30
                        2000      1999          2000        2000       1999
Net sales          $   506,868  $ 435,119  $   483,459 $   990,327 $   894,352
Cost of goods
   sold                411,186    378,780      403,600     814,786     776,836
  Gross profit          95,682     56,339       79,859     175,541     117,516
Selling, general
  and administra-
  tive expenses         27,740     26,487       26,241      53,981      51,642
  Income from
    operations          67,942     29,852       53,618     121,560      65,874
Interest expense       (20,094)   (20,022)     (20,501)    (40,595)    (41,073)
Interest income          6,808      5,423        7,024      13,832      11,468
Miscellaneous, net     (   586)     1,547        1,287         701       3,815
  Total other
    income
    (expense), net     (13,872)   (13,052)     (12,190)    (26,062)    (25,790)
Income before
  provision for
  income taxes          54,070     16,800       41,428      95,498      40,084
Provision for
  income taxes          21,087      6,720       16,157      37,244      16,034
Net income         $    32,983  $  10,080  $    25,271  $   58,254 $    24,050
Net income per share
  -basic           $      0.36  $    0.12  $      0.28  $     0.64 $      0.27
Net income per share
  -diluted         $      0.36  $    0.12  $      0.28  $     0.64 $      0.27
Average number of
  common shares
  outstanding       91,240,968 90,648,913   90,909,365  91,075,166  90,536,479


                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS
                       (DOLLARS IN THOUSANDS - UNAUDITED)

                              Three months ended          Six months ended
                           June 30          March 31           June 30
                      2000        1999        2000        2000        1999
Balance beginning
  of period        $ 1,206,718 $ 1,209,164 $ 1,201,437 $ 1,201,437 $ 1,215,091
Add:  Net income        32,983      10,080      25,271      58,254      24,050
Deduct:  Cash
  dividends            (20,083)    (19,905)    (19,990)    (40,073)    (39,802)
Balance end of
  period           $ 1,219,618 $ 1,199,339 $ 1,206,718 $ 1,219,618 $ 1,199,339


                    CONSOLIDATED PAPERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS - UNAUDITED)


                                               Six months ended
                                                   June 30
                                               2000        1999
Cash Flows from Operating Activities
Net income                                   $  58,254   $  24,050
  Depreciation and depletion                    95,346      95,010
  Amortization of goodwill and intangibles       4,775       4,731
  Debt premium amortization                        -      (    992)
  Deferred income taxes                         23,237       9,248
  Earnings of affiliates                       ( 1,484)   (  1,881)
  (Increase) decrease in current assets,
     other than cash and cash equivalents      (58,145)      6,395
  Increase (decrease) in current
    liabilities, other than current
    portion of long-term debt                   15,843      13,272
  Increase (decrease) in postretirement
    benefits                                     6,185       8,764
  Increase (decrease) in other noncurrent
    liabilities                                ( 1,538)      2,441
Net cash provided by operating activities      142,473     161,038

Capital expenditures                           (62,286)   ( 93,066)
  Proceeds from sale of assets                     -        25,483
  Other                                        ( 4,016)   (  1,517)
Net cash (used in) investing activities        (66,302)   ( 69,100)

Cash Flows from Financing Activities
Cash dividends                                 (40,073)   ( 39,802)
  Repayment of long-term debt                  (30,000)   ( 20,572)
  Net repayments under lines of credit,
    revolvers and commercial papers            ( 7,834)   ( 40,000)
  Common stock issued (net)                     12,131       8,460
Net cash (used in) financing activities        (65,776)   ( 91,914)

Net increase in cash and cash equivalents       10,395          24
Cash and cash equivalents - beginning of
  period                                         6,201       3,230
Cash and cash equivalents - end of period    $  16,596   $   3,254

Cash paid during the period for:
  Interest                                   $  38,594   $  38,566
  Income taxes                                  10,200       3,210


NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation
		The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the company's latest Annual Report on Form 10-K.

		In the opinion of management, the aforementioned statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Results for the six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

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

4.	Summarized financial information concerning the company's reportable segments is shown in the following table:


                            Printing            Corporate
(Dollars in thousands)       Papers     Other     Items      Total

Three months ended
  June 30, 2000
  Revenues                $  445,385 $ 73,742 $ (12,259) $  506,868
  Segment profit (loss)       86,926    8,756   (41,612)     54,070

Three months ended
  June 30, 1999
  Revenues                   378,402   67,807   (11,090)    435,119
  Segment profit (loss)       50,355    5,984   (39,539)     16,800

Six months ended
  June 30, 2000
  Revenues                   872,453  142,398   (24,254)    990,327
  Segment profit (loss)      161,026   14,514   (80,042)     95,498

Six months ended
  June 30, 1999
  Revenues                   777,493  138,485   (21,626)    894,352
  Segment profit (loss)      103,010   14,506   (77,432)     40,084


                         * * * * *

The financial information is unaudited. It reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and Cost of Sales

Net sales for the second quarter 2000 were $507 million, an increase of $72 million or 16% compared to one year ago. The first six months' net sales of $990 million represented a $96 million or 11% increase compared with the same period in 1999. Shipments for the second quarter were a record 563,000 tons, up 12%, and the first six months' shipments were a record 1,116,000 tons, up 8%, when compared with similar periods in 1999.

Net income for the second quarter 2000 was $33 million, or 36 cents per share, an increase of 227% compared with $10 million, or 12 cents per share in 1999.
The increases in sales, shipments and net income were due primarily to stronger demand and improved selling prices for printing papers, and a companywide cost-reduction initiative which began in 1999 and will reduce business costs by more than $100 million over 2 years. Demand for specialty papers also continued to strengthen, reaching record levels.

The machines that produce groundwood-free coated printing papers at Wisconsin
Rapids and Inter Lake Papers divisions operated at 88% of available capacity for the second quarter and 90% of available capacity for the first six months of 2000, compared with 82% for the second quarter and 86% for the first six months of 1999. The Converting Division, which converts heavier-weight groundwood-free rolls into sheets, operated at 70% of available capacity in the second quarter of 2000 and at 74% of available capacity for the first six months of 2000, compared with 95% for the second quarter and 96% for the first six months in 1999.

The facilities that produce lightweight coated groundwood papers at Inter Lake
Papers, Biron, Wisconsin River and Niagara divisions operated at 98% of available capacity for both the second quarter and for the first six months of 2000, compared with 84% for the second quarter and 89% for the first six months of 1999.

Lake Superior Paper Industries, which manufactures supercalendered printing papers, operated at 100% of available capacity for the 13th consecutive quarter.

The specialty papers division at Stevens Point operated at 96% of available capacity in the second quarter and 91% of available capacity for the first six months 2000, compared with 74% in the second quarter and 76% in the first six months of 1999.

Shipments of recycled fiber made from postconsumer office wastepaper decreased slightly in the second quarter compared with the second quarter 1999, but increased for the first six months of 2000 as compared to the same period one year ago. Operations at this facility were 78% of available capacity during the second quarter of 2000 and 80% of available capacity for the first six months of 2000, compared with 83% during the second quarter of 1999 and 82% for the first six months of 1999. Shipments of paperboard products remained steady for the second quarter and for the first six months as compared to 1999.

Gross profit margins as a percent of net sales increased to 18.9% and 17.7% for the second quarter and first six months of 2000, compared with 12.9% and 13.1% for similar periods in 1999. The increase in gross profit margins was due primarily to improved demand, higher selling prices and the companywide cost-reduction initiative.

Selling, general and administrative expenses as a percent of net sales were 5.5% for both the second quarter and first six months of 2000, compared with 6.1% and 5.8% for similar periods in 1999.

The effective tax rate was 39.0% in 2000, compared with 40.0% in 1999.

Liquidity and Capital Resources

On June 30, 2000, the ratio of current assets to current liabilities was 1.2:1, compared with 1.1:1 at March 31, 2000, and 1.6:1 at June 30, 1999.
During the second quarter, working capital increased by $45 million. Cash and cash equivalents increased by $7 million. Receivables increased by $27 million due to increased shipments at the end of the quarter. Inventories increased by $4 million. The current portion of long-term debt, accounts payable and other current liabilities remained constant compared to March 31, 2000.

The company's long-term debt decreased $8 million during the second quarter and $38 million during the first six months 2000. The first half year decrease reflects continued earnings improvement and judicious capital spending. The resulting long-term funded debt to capital ratio on June 30, 2000, was 36%, compared with 37% on December 31, 1999 and 42% on June 30,
1999.

Capital expenditures in the second quarter 2000 totaled $32 million compared with $37 million during the same period in 1999. The major second quarter
2000 expenditures included $6 million for a paper machine rebuild at Inter
Lake Papers Division, $4 million for a paper machine rebuild at Wisconsin
Rapids Division, and $2 million for an order management project. The company expects to spend a total of $130 million during 2000 for capital additions.

Employee Matters

In July 2000, Consolidated Papers, Inc. announced, as part of the two-year more than $100 million cost-savings initiative aimed at making the company more competitive in the global paper industry, a reduction in workforce program. This program, which will reduce the workforce by approximately 10%, or 700 employees, consists of both a voluntary, enhanced retirement package and an involuntary reduction in staff. The restructuring charge to be booked in conjunction with this program cannot yet be estimated due to the voluntary component of the workforce reduction.

During the second quarter, the company executed a six-year contract with one union representing approximately 270 craft employees at the central Wisconsin locations. This agreement expires April 30, 2005.

The company is negotiating with unions representing employees at the Niagara, Wisconsin mill. A five-year contract expired January 31, 2000 for production and maintenance employees and a five-year contract expired May 14, 2000 for clerical employees.

Legal Proceedings

On March 24, 2000, the company received a Notice of Violation and a Finding of Violation from the United Stated Environmental Protection Agency ("EPA").
Generally, the Notice of Violation alleges that the company failed to obtain permits and install appropriate air pollution control equipment under the Federal Clean Air Act's Prevention of Significant Deterioration (PSD) program.
More specifically, EPA alleges that PSD permits should have been obtained by the company in connection with a digester expansion project that was begun in 1983 (which EPA labeled the "First Expansion Project") and with a pulp mill expansion project that was undertaken in the latter half of the 1980s into the early 1990s (which EPA labeled the "Modernization Project"). EPA further alleges that these projects triggered the need for the company to have installed best available control technology (BACT) on two recovery boilers and two power boilers. The Finding of Violation alleges that changes made to the two recovery boilers in 1989 and 1990 as part of the "Modernization Project" required emissions from these boilers to meet the New Source Performance
Standards ("NSPS") developed under the Federal Clean Air Act. EPA further alleges that stack testing of the two recovery boilers in 1995 showed the emissions from the recovery boilers exceeded NSPS emission limits and that the company failed to monitor and record emissions as required by the NSPS regulations. The company is meeting with the EPA to discuss the factual background of the allegations, as well as the EPA's legal basis for the allegations. The matter has been referred to the Department of Justice. On
July 26, 2000, the EPA presented a settlement demand of $7.85 million to the company.

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


PART II.  OTHER INFORMATION


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Furnish the exhibits required by Item 601 of Regulation S-K.

     (27)    Financial Data Schedule.

(b)  Reports on Form 8-K.

     A report on Form 8-K dated July 12, 2000 was filed on July 12, 2000 to report the Press Release announcing 2000 second quarter earnings.

     A report on Form 8-K dated July 19, 2000 was filed on July 20, 2000 to report the Press Release announcing workforce reductions.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED PAPERS, INC.

Date     August 11, 2000

    /s/ Richard J. Kenney
By: Richard J. Kenney, Senior Vice President, Finance
    Principal Financial Officer

Date     August 11, 2000

     /s/ Carl R. Lemke
By:  Carl R. Lemke
     Assistant Secretary
